Form 10-Q
period 1995-03-31
ONE AMERICAN CORP
filed 1995-05-11
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q
     Quarterly Report Pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 for the
Quarter Ending March 31, 1995       Commission File Number:  0-12437

                       One American Corp.
   (Exact name of registrant as specified in its charter)


           Louisiana                          72-0948181

(State or other jurisdiction of    (IRS Employer Identification No.)
Incorporation of Organization)

           2785 LA Hwy. 20 West
              P. O. Box 550
            Vacherie, Louisiana                  70090-0550
(Address of principal executive offices)         (Zip Code)

Registrant's Telephone Number, including area code:  (504) 265-2265

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $5.00 Par Value
                       (Title of Class)

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock $5 Par Value, 1,351,615 shares outstanding
                         as of May 3, 1995.

                           FORM 10-Q Index

                               Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      March 31, 1995, December 31, 1994, and March 31, 1994          3

   Consolidated Statements of Income
      for the three months ended March 31, 1995 and 1994             4

   Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1995 and 1994             5

   Consolidated Statements of Cash Flows
      for the three months ended March 31, 1995 and 1994             6

   Notes to Consolidated Financial Statements                        8

   Management's Discussion and Analysis of Financial Condition       11
      and Results of Operation

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended March 31, 1995, December 31, 1994,
      and March 31, 1994                                             18

   Interest Differentials
      for the three months ended March 31, 1995, December 31, 1994,
      and March 31, 1994                                             20

Part II
Other Information

   Exhibits and Reports on Form 8-K                                  21

   Management's Responsibility for Financial Reporting               22

   Signatures                                                        23

Consolidated Balance Sheets
One American Corp. and Subsidiaries
(Unaudited)                                                            March 31,    December 31,     March 31,
                                                                         1995           1994           1994
Assets
   Cash and Due From Banks                                             $10,345,127    $14,192,548    $10,017,719
   Interest Bearing Deposits in Other Banks                                261,319        255,819              0
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                  13,175,000      8,200,000     19,250,000
   Securities:
      Held to Maturity (Fair Value of $18,017,057, $18,305,952,
         and $14,576,598, respectively)                                 17,931,254     18,542,895     14,104,645
      Available for Sale (Amortized Cost of $107,758,748,
         $111,141,141 and $127,162,071, respectively)                  106,221,267    108,896,370    126,884,118
         Total Securities                                              124,152,521    127,439,265    140,988,763
   Loans                                                                98,013,755     95,669,811     81,485,044
      Less:  Allowance for Loan Losses                                  (2,917,106)    (3,077,187)    (2,841,629)
   Loans, Net                                                           95,096,649     92,592,624     78,643,415

   Bank Premises and Equipment                                           8,928,465      8,970,002      8,625,053
   Other Real Estate                                                        46,310         93,706        400,184
   Accrued Interest Receivable                                           1,499,512      1,739,912      1,355,379
   Other Assets                                                          1,967,963      2,358,418        855,999
        Total Assets                                                  $255,472,866   $255,842,294   $260,136,512

Liabilities
   Deposits:
     Noninterest Bearing                                               $40,196,580    $42,599,135    $38,742,970
     Interest Bearing                                                  188,821,486    188,263,334    198,174,842
         Total Deposits                                                229,018,066    230,862,469    236,917,813

   Accrued Interest Payable                                                325,790        334,532        213,413
   Other Liabilities                                                       499,199        654,013        514,297
        Total Liabilities                                              229,843,055    231,851,014    237,645,523

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                            7,500,000      7,500,000      7,500,000
   Surplus                                                               5,000,000      5,000,000      5,000,000
   Retained Earnings                                                    14,769,082     13,597,361     10,798,973
   Unrealized Gain (Loss) on Securities Available for Sale, Net         (1,014,738)    (1,481,548)      (183,450)
   Treasury Stock - 148,385 shares at cost                                (624,533)      (624,533)      (624,533)
        Total Stockholders' Equity                                      25,629,811     23,991,280     22,490,990
        Total Liabilities and Stockholders' Equity                    $255,472,866   $255,842,294   $260,136,512

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
Three months ended March 31, 1995 and 1994
(Unaudited)                                                              1995           1994
Interest Income
   Interest and Fees on Loans                                           $2,268,092     $1,947,677
   Interest on Securities:
      Taxable Interest                                                   1,687,056      1,351,409
      Nontaxable Interest                                                  159,014        171,958
         Total Interest on Securities                                    1,846,071      1,523,367
   Other Interest Income                                                   144,154         99,191
      Total Interest Income                                              4,258,317      3,570,235
   Interest Expense on Deposits                                          1,507,421      1,264,693
      Net Interest Income                                                2,750,896      2,305,542

Provision for Loan Losses                                                  150,000        125,000
   Net Interest Income After
      Provision for Loan Losses                                          2,600,896      2,180,542

Other Income
   Service Charges on Deposit Accounts                                     465,217        397,470
   Gain or (Loss) on Securities                                              2,170            881
   Gain on Purchased Assets                                                341,769        378,202
   Other Operating Income                                                  143,742        102,525
      Total Other Income                                                   952,898        879,078
      Income Before Other Expenses                                       3,553,794      3,059,620

Other Expenses
   Salaries and Employee Benefits                                          981,430        900,876
   Net Occupancy Expense                                                   262,990        240,049
   Net ORE Expense                                                        (114,530)      (247,738)
   Other Operating Expenses                                                875,504        840,695
      Total Other Expenses                                               2,005,394      1,733,882
Income Before Income Taxes                                               1,548,400      1,325,738
Applicable Income Taxes                                                    376,679        401,247
      Net Income                                                        $1,171,721       $924,491
      Net Income Per Share                                                   $0.87          $0.68

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
Three months ended March 31, 1995 and 1994
(Unaudited)                                                              1995           1994
Common Stock
  Balance - Beginning and End of Period                                 $7,500,000     $7,500,000

Surplus
  Balance - Beginning and End of Period                                 $5,000,000     $5,000,000

Retained Earnings
  Balance - Beginning of Period                                        $13,597,361     $9,874,482
  Net Income                                                             1,171,721        924,491
  Balance - End of Period                                              $14,769,082    $10,798,973

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                        ($1,481,548)            $0
  Net Change in Unrealized Gain (Loss)                                     466,810       (183,450)
  Balance - End of Period                                              ($1,014,738)     ($183,450)

Treasury Stock
  Balance - Beginning and End of Period                                  ($624,533)     ($624,533)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
Three months ended March 31, 1995 and 1994
(Unaudited)                                                              1995           1994
Cash Flows From Operating Activities
  Net Income                                                            $1,171,721       $924,491
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                            (341,769)      (378,202)
      Provision for Depreciation                                           176,980        169,279
      Provision for Loan Loss                                              150,000        125,000
      Accretion on Securities                                              (77,370)      (375,715)
      Provision (Credit) for Deferred Income Taxes                         (41,881)       (47,279)
      (Gain) Loss on Sale of Other Real Estate                            (106,422)      (252,719)
      (Gain) Loss on Sale of Equipment                                       5,745              0
      Gain on Securities                                                    (2,170)          (881)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                   240,400        580,962
      (Increase) Decrease in Other Assets                                  191,858        (40,553)
      Increase (Decrease) in Accrued Interest Payable                       (8,742)       (30,445)
      Increase (Decrease) in Other Liabilities                             385,832        414,354
        Net Cash Provided by Operating Activities                        1,744,182      1,088,292

Cash Flows From Investing Activities
  Net (Increase) Decrease in Interest Bearing Deposits                      (5,500)             0
  Proceeds from Maturities or Calls of Securities                       18,721,766     38,357,157
  Proceeds from Sale of Securities                                               0        217,403
  Purchases of Securities                                              (14,648,194)   (45,642,427)
  Net (Increase) Decrease in Federal Funds Sold                         (4,975,000)      (375,000)
  Net (Increase) Decrease in Loans                                      (2,358,562)    (2,748,761)
  Proceeds from Sale of Other Real Estate                                  200,124        502,748
  Proceeds from Sale of Premises and Equipment                              40,324             23
  Purchases of Premises and Equipment                                     (181,512)      (210,956)
    Net Cash Used in Investing Activities                              ($3,206,554)   ($9,899,813)

(Continued on next page)

Consolidated Statements of Cash Flows
Three months ended March 31, 1995 and 1994
(Continued)
(Unaudited)                                                              1995           1994
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                               ($6,603,638)      $429,308
  Net Increase (Decrease) in Certificates of Deposits                    4,759,235      1,726,914
  Dividends Paid                                                          (540,646)      (405,484)
    Net Cash Provided (Used) By Financing Activities                    (2,385,049)     1,750,738

Decrease in Cash and Cash Equivalents                                   (3,847,421)    (7,060,783)
Cash and Cash Equivalents - Beginning of Year                           14,192,548     17,078,502
Cash and Cash Equivalents - End of Period                              $10,345,127    $10,017,719

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                          $0             $0

   Interest Paid on Deposits                                            $1,516,164     $1,051,280

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                       $46,306        $60,208

Noncash Financing Activities:
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                       $707,289      ($277,954)

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale             $240,478       ($94,504)

The accompanying notes are an integral part of these financial statements

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements

                           (UNAUDITED)

Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. and its wholly-owned Subsidiaries, First American Bank and Trust, and One American Agency, Inc., are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity and cash flows are summarized below.

     Principles of Consolidation -   The consolidated financial
statements include the accounts of One American Corp. and its wholly-owned subsidiaries, First American Bank and Trust, and One American Agency, Inc. All significant intercompany balances and transactions have been eliminated. Certain reclassification to previously published financial statements have been made to comply with current reporting requirements.

     One American Corp., a Louisiana corporation, was incorporated on May 14, 1982. At a special meeting on December 14, 1982, the stockholders of First American Bank and Trust
(Bank) approved a Joint Agreement of Merger and Plan of Reorganization by and among the Bank, First American Interim Bank (FAIB) and One American Corp. On January 21, 1983, the Bank was merged into FAIB and the surviving Bank, First American Bank and Trust became a wholly-owned subsidiary of One American Corp., through a one-for-one exchange for all of the outstanding common stock of First American Bank and Trust. The organization has been accounted for as a pooling-of-interest.

     On July 14, 1983, One American Agency, Inc. was incorporated under the laws of the State of Louisiana. The primary business of the Agency is the sale of insurance. The
Agency is a whollyowned subsidiary of One American Corp.

     Securities - Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives. Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank does not engage in trading account activities.

     Loans -   Loans are stated at principal amounts
outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum of digits method which does not differ materially from the interest method.

     The Financial Accounting Standards Board has issued Statement
No. 114, "Accounting by Creditors for Impairment of a Loan," which was adopted by the Bank on January 1, 1995. The Statement generally requires impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expidient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractural principal and interest payments due in accordance with the terms of the loan agreement. The effect of this Statement on the financial statements of the Bank is immaterial.

     The Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. If the underlying collateral value is sufficient to cover the principal balance and accrued interest, the Bank may decide to continue the accrual of interest.

     Allowance for Loan Losses -   The allowance for loan
losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors.

     The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collection of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

     Bank Premises and Equipment -   Bank premises and
equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives (ten to thirty years for buildings, three to ten years for equipment) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

     The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.

     Expenditures for maintenance and repairs are charged to operations as incurred. Cost of major additions and improvements are capitalized.

     Other Real Estate -   Other real estate is comprised of
properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair market value. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to other real estate expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they occurred.

     Income Taxes -   The provision for income taxes is based
on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also certain items of income and expense are recognized in different time periods for financial statement purposes than for income tax purposes. Thus provisions for deferred taxes are recorded in recognition of such timing differences. The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" during 1993. The effect of this statement on the financial statements is deemed to be immaterial. The corporation and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by company in accordance with state statutes.

     Earnings per Common Share -   The Computation of earnings
per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each period, which is 1,351,615 for the three months ending March 31, 1995 and 1994.

     Statement of Cash Flows -   For purposes of reporting cash
flows, cash and cash equivalents includes cash on hand and amounts due from other banks (including cash items in process of clearing).

     Acquisitions - On August 26, 1994, the Bank acquired certain assets and liabilities of the former Oak Tree Federal Savings Bank office located in LaPlace, St. John Parish, Louisiana from the Resolution Trust Corporation (RTC). Pursuant to a Purchase and Assumption Agreement, the Bank assumed $4,689,917 of deposits and specific liabilities, and purchased assets having a book value of $11,997. The Bank purchased the deposits at a premium of $453,000 or 9.65%. The net premium paid on these deposits is included in other assets on the balance sheet at March 31, 1995 and is being amortized over fifteen years.

                                   August 26,
                                     1994
Assets:
   Cash                            $4,224,920
   Loans, Net                          11,859
   Premium Paid on Deposits           453,000
   Other Assets                           138
     Total Assets                  $4,689,917


Liabilities:
   Deposits                        $4,675,094
   Other Liabilities                   14,823
      Total Liabilities            $4,689,917

     The acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the respective date of acquisition.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                        March 31, 1995
First Quarter in Review

     Additional net interest income, income from service
charges on deposit accounts, and other income offset slightly by an increase in other expenses contributed to the  $247,230 increase in One American Corp.'s net income for the first quarter of 1995. Net income for the current quarter of 1995 was $1,171,721 compared to $924,491 for the same quarter of 1994.
Earnings per common share were $.87 and $.68 for the first quarters of 1995 and 1994, respectively. Return on average assets was .46% for the current quarter, and .37% in the same quarter of 1994. For first quarters of 1995 and 1994, return on average equity was 4.60% and 4.14%, respectively. Other income was $952,898 in the current quarter and $879,078 in the first quarter of 1994.

     Net interest income was $2,750,896, 19.32% higher than the first quarter of 1994, due to a wider net interest spread. The wider net interest spread was primarily caused by higher yields in the bank's security portfolio due to the past rising rate environment and short nature of the portfolio maturities.
Also, the volume of loans in the Bank's loan portfolio increased. The net interest spread (FTE) was 4.26% for the current quarter versus 3.77% for the same quarter of 1994.

   During the first quarter of 1995, in comparison with the same quarter of 1994, average loans outstanding increased $16,604,821 or 20.85% to $96,241,105. Average total deposits for the current quarter decreased $8,107,694 or 3.43% to $227,945,140 when compared to the average total deposits for the same quarter of 1994. Average total assets for the current quarter decreased $4,934,173 or 1.90% to $254,120,457 when respectively compared to the total average assets of the first quarter of 1994.

Earnings Analysis

     Net Interest Income -   The primary source of earnings for
the Bank is net interest income; the difference between interest and fees generated from interest-earning assets less interest expense for interest-bearing liabilities. For analytical purposes, net interest income is presented on a tax equivalent basis, using a 34% tax rate. Certain earning assets are exempt from income taxes, therefore a tax equivalent adjustment is included so that tax exempt earning assets are tax equivalent and comparable with other taxable earning assets. The primary factors that affect net interest income are changes in volume and mix of earning assets and interest-bearing liabilities, along with changes in market rates.

   Net interest income on a fully tax equivalent basis (FTE) for the first quarter of 1995 was $2,832,813. Net interest income (FTE) was $2,806,619 and $2,394,127 respectively, for the fourth and first quarters of 1994. An increase in the net interest spread and margin during the current quarter, caused primarily by increased yields experienced in the securities portfolio and increased volume in the loan portfolio were the reasons for the increase in net interest income (FTE) of $26,194 and $438,686, when compared to the prior quarter and first quarter of 1994, respectively.

     Earning Assets, Interest Bearing Liabilities, and Net
Interest Spread -   During the first quarter of 1995, average
earning assets were $234,394,954, respective increases of $1,557,904 or .67% and $1,756,343 or .75% over the fourth and first quarters of 1994. The trend in earning assets over the quarters compared shows a shift toward the loan portfolio from the securities portfolio. As a percentage of total average earning assets, interest bearing deposits accounts were .11%, federal funds sold were 3.92%, loans were 41.06% and securities were 54.91%. Interest bearing liabilities as a percentage of interest earning assets were 80.34% for the current quarter compared to 80.15% and 84.49% of the prior quarter and first quarter of 1994, respectively. Average interest bearing liabilities were $188,302,940 during the current quarter, an increase of $1,695,044 or .91% over the fourth quarter of 1994 and decrease of $8,244,176 or 4.19% from the first quarter of 1994. As a percentage of total interest bearing liabilities, savings and NOW accounts were 28.86%, money market accounts were 32.30%, and certificates of deposits were 38.84%. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts.

        The average yield on earning assets was 7.51%, while the average cost of interest bearing funds was 3.25%, producing a net interest spread (FTE) of 4.26%. The net interest margin
(FTE) was 4.90% for the first quarter of 1995. In comparison, the net interest margin (FTE) for the fourth quarter of 1994 was 4.78%.
The average yield on earning assets was 7.20%, while the average cost of interest bearing funds during the fourth quarter of 1994 was 3.01%, producing a net spread of 4.18%. A greater increase of 31 basis points in the yield on interest earning assets,specifically securities, than the increase of 24 basis points in the cost of interest bearing funds from the fourth quarter of 1994 to the first quarter of 1995, provided for the increase in the net interest margin. For the fourth quarter of 1994, average earning assets were $232,837,050. During the fourth quarter of 1994, interest bearing deposit accounts were .11%, federal funds sold were 3.45%, loans were 40.13% and securities were 56.31% of total average earning assets. Average interest bearing liabilities were $186,607,896 during the fourth quarter of 1994. As a percentage of total interest bearing liabilities, savings and NOW accounts were 28.90%, money market accounts were 33.10%, and certificates of deposits were 38.00%.

        The net interest margin (FTE) for the first quarter of 1994 was 4.17% compared to 4.90% for the current quarter of 1995. The cost of interest bearing funds during the first quarter of 1994 was 2.61%, while the yield on average earning assets was 6.38%, producing a net interest spread of 3.77%. The increase in the average cost of interest bearing funds from the first quarter of 1994 to the first quarter of 1995, was 64 basis points while the increase in the yield on interest earning assets was 113 basis points for the respective quarters, which provided for the increase in the net interest margin at the end of the first quarter of 1995. Once again, the increase in the yield on earning assets outpaced the increase in the cost of interest bearing funds due primarily to the rise in the short end of the yield curve coinciding with the maturity schedule of the securities portfolio. For the first quarter of 1994, average earning assets were $232,638,611. Interest bearing deposit accounts were non-existent, federal funds sold were 5.73%, loans were 34.23% and securities were 60.04% of total average earning assets during the first quarter of 1994. Average interest bearing liabilities were $196,547,116 during the first quarter of 1994. As a percentage of total interest bearing liabilities savings and NOW accounts were 29.09%, money market accounts were 36.14%, and certificates of deposits were 34.77%.

     The table of Average Balance Sheets and Interest Rate Analysis for the three months ended March 31, 1995, December 31, 1994, and March 31, 1994 on pages 18 and 19, and the corresponding table of Interest Differentials on page 20, detail the effect a change in average balance outstanding of assets and liabilities and the change in interest yield have on net interest income for the respective periods.

Provision for Loan Losses

     Provision for Loan Losses was $150,000 for the first quarter of 1995, $75,000 for the fourth quarter of 1994, and $125,000 for the first quarter of 1994.

     Net charge-offs (recoveries) were $310,081 for the current quarter, versus $(14,905) and $623 respectively for the fourth and first quarters of 1994. As a percentage of average loans, net charge-offs (recoveries) were .32% in the current quarter, (.02)% and insignificant in the fourth and first quarters of 1994, respectively. Gross charge-offs as a percentage of average loans were .38% in the current quarter compared to .03% and .02% for the fourth and first quarters of 1994, respectively. Recoveries as a percentage of gross charge-offs for the current quarter was 15.34% versus 150.23% and 96.06% respectively for the fourth and first quarters of 1994.

Other Income

     Other income including gains and losses from security transactions for the current quarter was $952,898, an increase of $283,380 or 42.31% over $669,518 for the prior quarter and an increase of $73,820 or 8.40% over $879,078 for the first quarter of 1994. Exclusive of security transactions and write-down on securities, other income increased $281,210 or 42.00% over the fourth quarter of 1994. Service charge on deposit accounts accounted for the greater portion of other income for the comparative periods. Comparing the results of other income excluding security transactions for the current quarter to the first quarter of 1994, other income increased $70,769. An increase in service charge on deposit accounts accounted for the increase in other income between the two comparative periods.

     Gain on purchased assets was $341,769 for the current quarter, a decrease of $12,377 or 3.49% over the fourth quarter of 1994 and a decrease of $36,433 or 9.63% when compared to the first quarter of 1994. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of the bank acquisitions. The bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Service charges on deposit accounts was $465,217 for the first quarter of 1995, a decrease of $12,921 or 2.70% from the fourth quarter of 1994, and an increase of $67,747 or 17.91% when compared to the first quarter of 1994.

     Other operating income for the current quarter was $143,742, compared to $102,525 for the first quarter of 1994. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees.

     Gains from security transactions involving held - to maturity securities were $2,170 for the current quarter, compared to $0 for the fourth quarter of 1994 and $881 for the first quarter of 1994. No gains or losses from security transactions involving available - for - sale securities were realized during the current quarter, nor fourth or first quarters of 1994.

Other Expenses

     Other expenses were $2,005,394 for the first quarter of 1995 compared to $2,114,093 for the fourth quarter of 1994, and $1,733,882 for the first quarter of 1994.

     Salaries and employee benefits were $981,430, for the current quarter compared to $1,023,309 and $900,876 for the fourth and first quarters of 1994, a decrease of $41,819 and an increase of $80,554, respectively. Net occupancy expense was $262,990 for the current quarter, compared to $390,673 for the fourth quarter of 1994 and $240,049 for the first quarter of 1994. Other operating expenses were $875,504 for the current quarter, and $890,609 and $840,695, for the fourth and first quarters of 1994, respectively. The bank incurred periodical maintenance expenses on some of its buildings during the fourth quarter of 1994 which may not occur on a regular basis.

     Net other real estate expense was a benefit of $114,530 for the current quarter. This compares to a benefit of $190,498 for the fourth quarter of 1994 and a benefit of $247,738, for the first quarter of 1994. Net other real estate and repossession expense is the difference between operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. For the current quarter, other real estate expenses totaled $439, which were offset by the income generated from the operations of other real estate of $8,547, and net gains on the sale of other real estate and repossessed assets of $106,422. Management continues to convert these non performing assets to investable funds at a value which it feels is beneficial to the earnings of the bank. Also, management recognizes that the contribution of the non-recurring income offset of net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $376,679 compared to $266,408 and $401,247 respectively for the fourth and first quarters of 1994. Effective tax rates are 24.33%, 22.19% and 30.27%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base.
During the current quarter, average core deposits were approximately $189,993,667 or 83.35% of total average deposits and 74.77% of total average assets. This compares to average core deposits of approximately $191,737,667 during the fourth quarter of 1994, or 84.49% of total average deposits and 76.27% of total average assets. Average core deposits for the first quarter of 1994 were approximately $190,404,333 or 80.66% of total average deposits and 73.50% of total average assets. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Sensitivity

     Interest rate sensitivity is the sensitivity of net interest income to changes in the market interest rates. This sensitivity is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of these assets and liabilities, and the growth of these assets and liabilities. A measurement of interest rate sensitivity is the interest rate gap. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. The Interest Rate Sensitivity Table on page 15 shows the Company has a cumulative negative gap through one year, predominately in the 0 to 90 days category. Management is aware of the interest rate risk in this category, and believes these deposit liabilities are primarily core deposits and considers the Company's interest rate risk minimal. Management regularly reviews the Bank's interest rate exposure and liquidity position. By making adjustments to its mix of assets and liabilities, as well as adjustments to its cost of funds during the year, management strives to minimize interest rate sensitivity. During 1994 the Bank enhanaced its interest rate management tools by becoming a member of the Federal Home Loan Bank of Dallas. The Federal Home Loan Bank of Dallas provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets.

Interest Rate Sensitivity Table
March 31, 1995
(Dollars in Thousands)
                                            0-90     91-365    1 Year -  Over 5     Non-
                                            Days      Days     5 Years   Years   Sensitive   Total
Assets
   Securities                              $40,949   $46,256   $25,457   $11,490        $0  $124,152
   Loans, Net of Unearned Income            10,368    19,175    47,179    18,138       245    95,105
   Federal Funds Sold                       13,175         0         0         0         0    13,175
   Other Assets                                261         0         0         0    22,780    23,041
     Total Assets                          $64,753   $65,431   $72,636   $29,628   $23,025  $255,473

Liabilities
   NOW and Super NOW Deposits              $22,833        $0        $0        $0        $0   $22,833
   Insured Money Market Accounts            58,703         0         0         0         0    58,703
   Savings Deposits                         31,889         0         0         0       430    32,319
   Certificates of Deposits over $100,000    4,234     3,427     1,500         0         0     9,161
   Other Certificates of Deposits           31,151    23,476    11,166        12         0    65,805
   Demand Deposits                               0         0         0         0    40,197    40,197
   Other Liabilities                             0         0         0         0       825       825
   Stockholders' Equity                          0         0         0         0    25,630    25,630
   Total Liabilities and
       Stockholders' Equity               $125,977   $26,903   $12,666       $12   $67,082  $255,473

     Interest Rate Sensitivity Gap        ($61,224)  $38,528   $59,970   $29,616  ($44,057)       $0
   Cumulative Interest Rate
     Sensitivity Gap                      ($61,224) ($22,696)  $37,274   $66,890        $0

Off-Balance Sheet Activities

   In the normal course of business the Company enters into agreements which, for accounting purposes, are not recorded in the financial statements. These loan commitments and lines of credit are commitments to customers to extend credit at specified rates, duration and purpose. The commitments adhere to normal lending policy and credit reviews. Available loan commitments at March 31, 1995 were $6,843,324, compared to $3,790,265 at December 31, 1994, and $4,409,852 at March 31,
1994. The bank had letters of credit of $311,700 issued at March 31, 1995 compared to $330,300 at December 31, 1994, and $375,160 at March 31, 1994. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 1995, the available portion of these credit lines were $502,104. At December 31, 1994, and March 31, 1994, the available portion of these credit lines were $527,984 and $589,232, respectively. The Bank reserves the right to rescind these credit lines. These credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. These lines are regularly reviewed and do not pose a material credit risk to the Bank. The Bank began issuing credit cards during the third quarter of 1992. As of March 31, 1995, the aggregate credit available was $2,191,281. At December 31, 1994 and March 31, 1994, the aggregate available credit was $1,949,556 and $1,836,303, respectively.

     Additionally the Bank has privity to agreements to fund and sell long term mortgages to third party mortgage companies.
In the past, some of the mortgage loans were sold with recourse of six months which provided the mortgage companies an option to put back the mortgage loan to the Bank if the borrower became
60 days delinquent according to the loan repayment schedule.
Put back options no longer exist between the Bank and the long term mortgage companies.

Securities

     Included in the category of Securities of Other US Government Agencies at March 31, 1995 is $19,600,000 par value of structured notes, with an amortized cost of $19,614,079 and a fair value of $18,503,850. The resulting unrealized loss in the amount $1,110,229 accounts for approximately 72% of the Bank's total unrealized loss on securities at March 31, 1995. The structured notes, which are issued by US government agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value.

Allowance for Loan Losses

   The allowance for loan losses was $2,917,106 at March 31, 1995 or 2.98% of net loans outstanding. At December 31, 1994, the allowance for loan losses was $3,077,187 or 3.22% of net loans outstanding and $2,841,629 or 3.49% of net loans outstanding at March 31, 1994. The allowance for loan losses account represents amounts available for possible future losses based on management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review function performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these exercises and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio.

Nonperforming Assets

     Nonperforming assets include nonaccrual and restructured loans and other real estate. Loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at March 31, 1995, were $244,807, compared to $431,659 at December 31, 1994. At March 31, 1994, nonaccrual loans were $232,822. Loans past due 90 days and still accruing at March 31, 1995 and December 31, 1994 were $357,870 and $312,830, respectively. At March 31, 1994, loans past due 90 days and still accruing were $216,749. At March 31, 1995, nonaccrual loans were .25% of gross loans outstanding and 8.39% of the allowance for loan losses. For December 31, 1994 and March 31, 1994, nonaccrual loans were .45% and 14.03% of gross loans outstanding and .29% and 8.19% of the allowance for loan losses, respectively. The ratios clearly show that the Bank has decreased its exposure to non-accrual and delinquent loans greater than 90 days over the last twelve months. Management intends for this positive trend to continue.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was $46,130 at the close of the current quarter a decrease $47,396 or 50.58% from the fourth quarter of 1994. At December 31, 1994 and March 31, 1994, other real estate was $93,706 and $400,184, respectively.

     The Bank also has approximately $1,058,000 in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2,350,000 in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470,000. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $1,291,954 as partial payments of the $2,350,000 in original par value. Of the $1,291,954, $821,955 were recognized as gains on securities available for sale as of December 31, 1994. The remaining $469,999 was applied against the book value leaving the bonds with a carrying value of $1. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

Capital

    The strength of a company is measured by the company's capital, earnings history, asset quality, and management. Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.

     The Bank is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. The regulators have not yet established minimum leverage ratios for the Company. As shown in the table Capital Adequacy Ratios below, the Company's ratios for the reporting periods exceed regulatory minimums.

Capital Adequacy Ratios
(Dollars in Thousands)         March 31, December 31, March 31,
                                 1995      1994        1994
Tier 1 Capital:
   Stockholders' Equity         $26,645   $25,473   $22,673
Tier 2 Capital:
   Allowance for Loan Losses      1,394     1,360     1,197

      Total Capital             $28,039   $26,833   $23,870

Risk-Weighted Ratios:
   Tier 1 Capital                23.88%    23.42%    23.68%
   Total Capital                 25.13%    24.67%    24.93%
Leverage Ratio                   10.49%    10.01%     8.75%
Stockholders' Equity             10.43%     9.96%     8.72%

    The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval approximately $6,668,327. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
Three-months ended March 31, 1995, December 31, 1994, and March 31, 1994
                                                First Quarter 1995           Fourth Quarter 1994
                                                      AVERAGE    INCOME/ YIELD   AVERAGE     INCOME/  YIELD/
                                                      BALANCE    EXPENSE RATE    BALANCE     EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $257,201     $3,500 5.52%    $248,524     $2,925 4.67%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             9,184,222    129,355 5.71%   8,027,714    104,250 5.15%

   Securities:
     Taxable                                     117,858,330  1,698,356 5.84% 119,819,737  1,591,840 5.27%
     Non-Taxable*                                 10,854,096    240,931 9.00%  11,295,400    254,044 8.92%
   Loans - Net                                    96,241,105  2,268,092 9.56%  93,445,675  2,271,468 9.64%
       Total Earning Assets                     $234,394,954 $4,340,234 7.51%$232,837,050 $4,224,528 7.20%
   Allowance for Loan Losses                      (2,895,178)                  (3,020,170)
   Nonearning Assets                              22,620,681                   22,128,496
       Total Assets                             $254,120,457                 $251,945,376

Liabilities and Stockholders' Equity
   Savings and NOW Accounts                      $54,350,365   $322,357 2.41% $53,924,662   $327,244 2.41%
   Insured Money Market Accounts                  60,812,711    436,445 2.91%  61,780,054    438,156 2.81%
   Certificates of Deposit                        73,139,864    748,619 4.15%  70,903,180    652,509 3.65%
      Total Interest Bearing Liabilities        $188,302,940 $1,507,421 3.25%$186,607,896 $1,417,909 3.01%
   Demand Deposits                                39,642,200                   39,683,605
   Other Liabilities                                 708,759                      946,563
   Stockholders' Equity                           25,466,558                   24,707,312
      Total Liabilities and Stockholders' Equity$254,120,457                 $251,945,376

Net Interest Income - Tax Equivalent Basis*                   2,832,813                    2,806,619
Tax Equivalent Adjustment                                       (81,917)                     (86,375)
    Net Interest Income                                      $2,750,896                   $2,720,244

Net Interest Income - Spread*                                           4.26%                        4.18%

Net Interest Income as a % of Total Earning Assets*                     4.90%                        4.78%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
Three-months ended March 31, 1995, December 31, 1994, and March 31, 1994
(continued)
                                                                   First Quarter 1994
                                                   AVERAGE     INCOME/  YIELD/
                                                   BALANCE     EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                      $0         $0 0.00%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements            13,327,944     99,191 3.02%

   Securities:
     Taxable                                     128,116,387  1,351,409 4.28%
     Non-Taxable*                                 11,557,996    260,543 9.14%
   Loans - Net                                    79,636,284  1,947,677 9.92%
       Total Earning Assets                     $232,638,611 $3,658,820 6.38%
   Allowance for Loan Losses                      (2,767,204)
   Nonearning Assets                              29,183,223
       Total Assets                             $259,054,630

Liabilities and Stockholders' Equity
   Savings and NOW Accounts                      $57,183,283   $327,091 2.32%
   Insured Money Market Accounts                  71,032,128    440,252 2.51%
   Certificates of Deposit                        68,331,705    497,350 2.95%
      Total Interest Bearing Liabilities        $196,547,116 $1,264,693 2.61%
   Demand Deposits                                39,305,718
   Other Liabilities                                 656,687
   Stockholders' Equity                           22,345,109
      Total Liabilities and Stockholders' Equity$258,854,630

Net Interest Income - Tax Equivalent Basis*                   2,394,127
Tax Equivalent Adjustment                                       (88,585)
    Net Interest Income                                      $2,305,542

Net Interest Income - Spread*                                           3.77%

Net Interest Income as a % of Total Earning Assets*                     4.17%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
Three-months ended March 31, 1995, December 31, 1994, and March 31, 1994
                                    First Quarter 1995            First Quarter 1995
                                       vs                            vs
                                     Fourth Quarter 1994           First Quarter 1994
                                    Change due to         Total   Change due to         Total
                                      Volume     Rate     Change    Volume     Rate     Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts     $102      $473      $575        $0    $3,500    $3,500
   Federal Funds Sold                  15,019    10,086    25,105   (30,839)   61,003    30,164
   Securities:
      Taxable                         (26,058)  132,573   106,515  (108,205)  455,152   346,947
      Non-Taxable*                     (9,925)   (3,186)  (13,113)  (15,867)   (3,745)  (19,612)
   Loans                               67,951   (71,327)   (3,376)  406,107   (85,692)  320,415
      Total Interest Income           $47,089   $68,617  $115,706  $251,196  $430,218  $681,414


Interest Bearing Liabilities:
   Savings and NOW Accounts            $2,583   ($7,470)  ($4,887) ($16,205)  $11,471   ($4,734)
   Insured Money Market Accounts       (6,861)    5,150    (1,711)  (63,339)   59,532    (3,807)
   Certificates of Deposit             20,584    75,526    96,110    34,996   216,273   251,269
      Total Interest Expense          $16,306   $73,206   $89,512  ($44,548) $287,276  $242,728
   Increase (Decrease) in
      Interest Differential           $30,783   ($4,589)  $26,194  $295,744  $142,942  $438,686

*Tax Equivalent Basis - 34% Rate for the periods dated

                            Part II

Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     None

Management's Responsibility for Financial Reporting

   The management of One American Corp. and Subsidiaries is responsible for the preparation of the financial statements, related financial data and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitors compliance with and assess the effectiveness of the system of internal accounting controls and coordinate audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountants to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management present.

    The financial statements as of December 31, 1994, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accounts, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of March 31, 1995, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By:  /S/J. B. Falgoust
J. B. Falgoust, President

May 10, 1995
Date