Form 10-Q
period 1995-06-30
ONE AMERICAN CORP
filed 1995-08-03
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
Quarter Ended June 30, 1995                       Commission File
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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of July 19, 1995.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      June 30, 1995, December 31, 1994, and June 30, 1994             3

   Consolidated Statements of Income
      for the three and six months ended June 30, 1995 and 1994       4

   Consolidated Statements of Changes in Stockholders' Equity
      for the six months ended June 30, 1995 and 1994                 5

   Consolidated Statements of Cash Flows
      for the six months ended June 30, 1995 and 1994                 6

   Notes to Consolidated Financial Statements                         8

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      11

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended June 30, 1995, March 31, 1995,
      and June 30, 1994                                              19

   Interest Differentials
      for the three months ended June 30, 1995, March 31, 1995,
      and June 30, 1994                                              21

   Average Balance Sheets and Interest Rate Analysis
      for the six months ended June 30, 1995, and June 30, 1994      22

   Interest Differentials
      for the six months ended June 30, 1995, and June 30, 1994      23


                             Part II
Other Information

   Exhibits and Reports on Form 8-K                                  24

   Management's Responsibility for Financial Reporting               25

   Signatures                                                        26

Consolidated Balance Sheets
One American Corp. and Subsidiaries
(Unaudited)                                                          June 30,    December 31,    June 30,
                                                                       1995          1994          1994
Assets
   Cash and Due From Banks                                          $10,632,960   $14,192,548    $9,674,198
   Interest Bearing Deposits in Other Banks                             278,486       255,819       227,008
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                7,075,000     8,200,000     4,675,000
   Securities:
      Held to Maturity (Fair Value of $18,284,225, $18,305,952,
         and $18,843,987, respectively)                              17,912,702    18,542,895    18,576,455
      Available for Sale (Fair Value of $115,516,202, $111,141,141,
         and $122,108,775, respectively)                            114,959,261   108,896,370   121,034,586
         Total Securities                                           132,871,963   127,439,265   139,611,041
   Loans                                                            101,678,088    95,669,811    87,494,010
      Less:  Allowance for Loan Losses                               (3,065,586)   (3,077,187)   (2,938,163)
   Loans, Net                                                        98,612,502    92,592,624    84,555,847

   Bank Premises and Equipment                                        8,789,907     8,970,002     8,635,527
   Other Real Estate                                                          4        93,706       405,496
   Accrued Interest Receivable                                        1,698,031     1,739,912     1,665,860
   Other Assets                                                       1,861,252     2,358,418     1,082,198
        Total Assets                                               $261,820,105  $255,842,294  $250,532,175

Liabilities
   Deposits:
     Noninterest Bearing                                            $44,611,068   $42,599,135   $37,015,815
     Interest Bearing                                               188,951,401   188,263,334   189,238,687
         Total Deposits                                             233,562,469   230,862,469   226,254,502

   Accrued Interest Payable                                             438,325       334,532       272,757
   Other Liabilities                                                    538,650       654,013       619,556
        Total Liabilities                                           234,539,444   231,851,014   227,146,815

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                         7,500,000     7,500,000     7,500,000
   Surplus                                                            5,000,000     5,000,000     5,000,000
   Retained Earnings                                                 15,772,774    13,597,361    12,218,857
   Unrealized Gain (Loss) on Securities Available for Sale, Net        (367,580)   (1,481,548)     (708,964)
   Treasury Stock - 148,385 shares at cost                             (624,533)     (624,533)     (624,533)
        Total Stockholders' Equity                                   27,280,661    23,991,280    23,385,360
        Total Liabilities and Stockholders' Equity                 $261,820,105  $255,842,294  $250,532,175

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
(Unaudited)                                                          Three Months Ended June 30  Six Months Ended June 30
                                                                        1995          1994          1995          1994
Interest Income
   Interest and Fees on Loans                                        $2,415,447    $2,056,309    $4,683,539    $4,003,986
   Interest on Securities:
      Taxable Interest                                                1,732,248     1,600,765     3,419,305     2,952,173
      Nontaxable Interest                                               155,902       167,364       314,916       339,322
         Total Interest on Securities                                 1,888,150     1,768,129     3,734,221     3,291,495
   Other Interest Income                                                172,031        80,782       316,185       179,974
      Total Interest Income                                           4,475,628     3,905,220     8,733,945     7,475,455
   Interest Expense on Deposits                                       1,614,191     1,319,175     3,121,613     2,583,867
      Net Interest Income                                             2,861,437     2,586,045     5,612,332     4,891,588

Provision for Loan Losses                                               150,000        75,000       300,000       200,000
   Net Interest Income After
      Provision for Loan Losses                                       2,711,437     2,511,045     5,312,332     4,691,588

Other Income
   Service Charges on Deposit Accounts                                  455,829       413,566       921,046       811,036
   Gain or (Loss) on Securities                                         272,454       821,955       274,624       822,836
   Gain on Purchased Assets                                             391,830       361,169       733,599       739,371
   Other Operating Income                                               184,022        93,416       327,764       195,940
      Total Other Income                                              1,304,135     1,690,106     2,257,033     2,569,183
      Income Before Other Expenses                                    4,015,572     4,201,151     7,569,365     7,260,771

Other Expenses
   Salaries and Employee Benefits                                       985,992       976,355     1,967,422     1,877,230
   Net Occupancy Expense                                                266,563       234,279       529,553       474,328
   Net ORE Expense                                                      (39,393)        2,004      (153,923)     (245,734)
   Other Operating Expenses                                             855,972       858,821     1,731,474     1,699,517
      Total Other Expenses                                            2,069,133     2,071,459     4,074,525     3,805,341
Income Before Income Taxes                                            1,946,439     2,129,692     3,494,839     3,455,430
Applicable Income Taxes                                                 672,424       709,808     1,049,103     1,111,055
      Net Income                                                     $1,274,015    $1,419,884    $2,445,736    $2,344,375
      Net Income Per Share                                                $0.94         $1.05         $1.81         $1.73
      Cash Dividends Per Share                                            $0.20             -         $0.20             -

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
Six Months Ended June 30, 1994 and 1995
(Unaudited)                                                            1995          1994
Common Stock
  Balance - Beginning and End of Period                              $7,500,000    $7,500,000

Surplus
  Balance - Beginning and End of Period                              $5,000,000    $5,000,000

Retained Earnings
  Balance - Beginning of Period                                     $13,597,361    $9,874,482
  Net Income                                                          2,445,736     2,344,375
  Cash Dividends                                                       (270,323)            -
  Balance - End of Period                                           $15,772,774   $12,218,857

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                     ($1,481,548)     $449,279
  Net Change in Unrealized Gain (Loss)                                1,113,968    (1,158,243)
  Balance - End of Period                                             ($367,580)    ($708,964)

Treasury Stock
  Balance - Beginning and End of Period                               ($624,533)    ($624,533)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
Six Months Ended June 30, 1994 and 1995
(Unaudited)                                                            1995          1994
Cash Flows From Operating Activities
  Net Income                                                         $2,445,736    $2,344,375
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                         (733,599)     (739,371)
      Provision for Depreciation                                        348,720       335,910
      Provision for Loan Loss                                           300,000       200,000
      Accretion on Securities                                          (205,090)      (61,426)
      Provision (Credit) for Deferred Income Taxes                     (114,335)      (47,279)
      (Gain) Loss on Sale of Other Real Estate                         (153,063)     (252,719)
      (Gain) Loss on Sale of Equipment                                    5,745             0
      Gain on Securities                                               (274,624)     (822,836)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                 41,881       270,481
      (Increase) Decrease in Other Assets                                37,640         3,967
      Increase (Decrease) in Accrued Interest Payable                   103,793        28,899
      Increase (Decrease) in Other Liabilities                          425,283       519,613
        Net Cash Provided by Operating Activities                    $2,228,087    $1,779,614

Cash Flows From Investing Activities
  Net (Increase) Decrease in Interest Bearing Deposits                  (22,667)            -
  Proceeds from Maturities or Calls of Securities                    25,433,040    75,779,913
  Purchases of Securities                                           (28,698,194)  (81,758,627)
  Net (Increase) Decrease in Federal Funds Sold                       1,125,000    14,200,000
  Net (Increase) Decrease in Loans                                   (5,632,585)   (8,380,336)
  Proceeds from Sale of Other Real Estate                              (214,694)      502,748
  Proceeds from Sale of Premises and Equipment                          293,071         2,022
  Purchases of Premises and Equipment                                    40,324      (390,060)
    Net Cash Used in Investing Activities                           ($7,676,705)     ($44,340)

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
Six Months Ended June 30, 1994 and 1995
(Continued)
(Unaudited)                                                            1995          1994
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                            ($5,679,132) ($10,776,313)
  Net Increase (Decrease) in Certificates of Deposits                 8,379,131     2,269,227
  Dividends Paid                                                       (810,969)     (405,484)
    Net Cash Provided (Used) By Financing Activities                  1,889,030    (8,912,570)

Decrease in Cash and Cash Equivalents                                (3,559,588)   (7,177,296)
Cash and Cash Equivalents - Beginning of Year                        14,192,548    17,078,502
Cash and Cash Equivalents - End of Period                           $10,632,960    $9,901,206

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                 $886,000      $770,000

   Interest Paid on Deposits                                         $3,017,820    $2,554,968

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                    $46,306       $15,589

Noncash Financing Activities:
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                  $1,687,831   ($1,754,914)

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale          $573,862     ($596,671)

The accompanying notes are an integral part of these financial statements.

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

     On July 14, 1983, One American Agency, Inc. was incorporated under the laws of the State of Louisiana. The primary business of the Agency is the sale of insurance. The Agency is a wholly-owned subsidiary of One American Corp.

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

     The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which was adopted by the Bank on January 1, 1995. The Statement generally requires impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. The effect of this Statement on the financial statements of the Bank is immaterial.

     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to interest. When a loan is placed on nonaccrual status, previously recognized but uncollected interest is reversed to income. If the underlying collateral value is sufficient to cover the principal balance and accrued interest, the Bank may decide to continue the accrual of interest.

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

     Earnings per Common Share - The Computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each period, which is 1,351,615 for the three and six month periods ended June 30, 1995 and 1994.

     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from other banks (including cash items in process of clearing).

     Acquisitions - On August 26, 1994, the Bank acquired certain assets and liabilities of the former Oak Tree Federal Savings Bank office located in LaPlace, St. John Parish, Louisiana from the Resolution Trust Corporation (RTC). Pursuant to a Purchase and Assumption Agreement, the Bank assumed $4,689,917 of deposits and specific liabilities, and purchased assets having a book value of $11,997. The Bank purchased the deposits at a premium of $453,000 or 9.65%. The net premium paid on these deposits is included in other assets on the balance sheet at June 30, 1995 and is being amortized over fifteen years.

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

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 1995

Second Quarter in Review

     One American Corp. experienced additional net interest income, income from service charges on deposit accounts, and income from gains on purchased assets for the second quarter of 1995. However, a reduction in gains on sale of securities available for sale offset these incomes attributing to the reduction of $145,869 in net income for the current quarter. Net income for the current quarter of 1995 was $1,274,015 compared to $1,419,884 for the same quarter of 1994. Earnings per common share were $.94 and $1.05 for the second quarters of 1995 and 1994, respectively. Return on average assets was .49% for the current quarter, and .55% in the same quarter of 1994. For second quarters of 1995 and 1994, return on average equity was 4.60% and 6.34%, respectively. Cash dividends were $.20 per share for the current quarter and $.00 for the second quarter of 1994. Other income was $1,304,135 in the current quarter and $1,690,106 in the second quarter of 1994.

     Net interest income (FTE) was $2,941,750, 10.08% higher than the second quarter of 1994, due to an increase in volume of loans which offset an increase in deposit account costs. The greater volume of loans has primarily been caused by greater loan demand in the bank's trade area. The net interest spread (FTE) was 4.18% for the current quarter versus 3.95% for the same quarter of 1994.

     During the second quarter of 1995, in comparison with the same quarter of 1994, average loans outstanding increased $15,316,134 or 18.23% to $99,322,761. Average total deposits for the current quarter decreased $3,024,476 or 1.29% to $230,906,626 when compared to the average total deposits for the same quarter of 1994. Average total assets for the current quarter increased $2,425,716 or .94% to $259,576,334 when respectively compared to the total average assets of the second quarter of 1994.

     Net income for the first six months of 1995 was $2,445,736, an increase of $101,361 or 4.32% over the same period of 1994. Net interest income (FTE) for the first six months of 1995 was $5,771,750, an increase of $705, 359 or 13.92% compared to the same period of 1994. For the first six months of 1995, in comparison with the same period in 1994, average loans increased $15, 956,918 or 19.50% to $99,790,446. Average total assets for the first six months decreased $1,473,638, or .57% to $256,242,983. Earnings per common share were $1.81 and $1.73 for the first six months of 1995 and 1994, respectively. Return on average assets was .95% for the first six months of 1995, and
 .91% in the same period of 1994. For the first six months of 1995 and 1994, return on average equity was 9.38% and 10.75%, respectively. Cash dividends were $.20 per share for the first six months of 1995 and $.00 for the same period of 1994.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1995 was $2,941,750. Net interest income (FTE) was $2,832,813 and $2,672,263 respectively, for the first quarter of 1995 and second quarter of 1994. A decrease in the net interest spread during the current quarter, caused by an increase in costs of deposits, offset by an increase in volume of average earning assets, were the reasons for the increase in net interest income (FTE) of $108,937. The primary cause for the increase in net interest income (FTE) of $270,566 for the current quarter compared to the second quarter of 1994 was the increase in volume of loans during the current quarter versus the volume of loans during the same quarter of 1994. For the six month periods of 1994 and 1995, net interest income (FTE) was $5,771,750 and $5,066,391, respectively. The increase in net interest income (FTE) over the prior year period was primarily due to a wider net interest spread caused by an overall increase in yield in earning assets which outpaced the cost of deposits. Also, increased loan volume for the periods in mention assisted in the increase in net interest income.

     Earning Assets, Interest Bearing Liabilities, and Net
Interest Spread -   During the second quarter of 1995, average
earning assets were $239,859,229, an increase of $5,464,275 or 2.33% over the first quarter of 1995. The trend in earning assets over the quarters compared shows a shift in funding toward the loan portfolio from the securities portfolio. As a percentage of total average earning assets, interest bearing deposits accounts were .12%, federal funds sold were 4.37%, loans were 41.41% and securities were 54.10%. Interest bearing liabilities as a percentage of interest earning assets were 78.38% for the current quarter compared to 80.34% and 81.03% of the prior quarter and second quarter of 1994, respectively. Average interest bearing liabilities were $187,992,268 during the current quarter, a decrease of $6,588,203 or 3.39% from the second quarter of 1994. As a percentage of total interest bearing liabilities, savings and NOW accounts were 29.05%, money market accounts were 30.00%, and certificates of deposits were 40.95%. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts.

     For the second quarter of 1995, the average yield on earning assets was 7.62%, while the average cost of interest bearing funds was 3.44%, producing a net interest spread (FTE) of 4.18%. The net interest margin (FTE) was 4.92% for the second quarter of 1995. In comparison, the net interest margin (FTE) for the first quarter of 1995 was 4.90%. The average yield on earning assets was 7.51%, while the average cost of interest bearing funds for the first quarter of 1995 was 3.25%, producing a net spread of 4.26%. A greater increase of 19 basis points in the cost on interest bearing liabilities than the 11 basis points increase in the yield of interest earning assets, offset by the increase in volume of non-interest bearing liabilities from the first quarter of 1995 to the second quarter of 1995, provided for the slight increase in the net interest margin of 2 basis points. For the first quarter of 1995, average earning assets were $234,394,954. During the first quarter of 1995, interest bearing deposit accounts were .11%, federal funds sold were 3.92%, loans were 41.06% and securities were 54.91% of total average earning assets. Average interest bearing liabilities were $188,302,940 during the first quarter of 1995. As a percentage of total interest bearing liabilities, savings and NOW accounts were 28.86%, money market accounts were 32.30%, and certificates of deposits were 38.84%.

     The net interest margin (FTE) for the second quarter of 1994 was 4.46% compared to 4.92% for the current quarter of 1995. The cost of interest bearing liabilities during the second quarter of 1994 was 2.72%, while the yield on average earning assets was 6.67%, producing a net interest spread of 3.95%. The 72 basis point increase in the average cost of interest bearing liabilities from the second quarter of 1994 to the second quarter of 1995, was less than the 95 basis point increase in the yield on interest earning assets for the respective quarters, which provided for the increase in the net interest spread at the close of the second quarter of 1995. The increase in the yield on earning assets outpaced the increase in the cost of interest bearing liabilities due primarily to the rise in the short end of the yield curve coinciding with the maturity schedule of the securities portfolio. For the second quarter of 1994, average earning assets were $240,134,249. Interest bearing deposit accounts were .12%, federal funds sold were 3.40%, loans were 34.98% and securities were 61.50% of total average earning assets during the second quarter of 1994. Average interest bearing liabilities were $194,580,471 during the second quarter of 1994. As a percentage of total interest bearing liabilities savings and NOW accounts were 28.85%, money market accounts were 34.30%, and certificates of deposits were 36.85%.

     The net interest margin (FTE) was 4.91% for the first six months of 1995 and 4.33 for the same period in 1994. Net interest spread (FTE) for the first six months of 1995 was 4.21% a 35 basis point increase from the same period last year. The yield on average earning assets was 7.56%, 103 basis points greater than the same period of 1994. The costs of interest bearing liabilities increased 68 basis points to 3.35%. For the six month period of 1995, average earning assets were $237,133,556, $927,465.

The increase in earning assets was due to more efficient employment of non-earning assets. As a percentage of average earning assets, interest bearing deposit accounts were .11%, federal funds sold were 4.15%, loans were 41.24% and securities were 54.50%. Average earning assets shifted from securities to loans when comparing the first six months of 1995 to 1994. Average interest bearing liabilities decreased $7,480,137 or 3.83% to $187,944,735 as a result of movement in public fund positions during the first six months of 1994. As a percentage of interest bearing liabilities, savings and NOW accounts were 28.99%, money market accounts were 31.07%, and certificates of deposits were 39.95%. A shift from money market accounts to certificates of deposit were noticed when comparing the two six month periods. Although average interest bearing liabilities decreased, average non-interest bearing deposits increased by $1,657,714 or 4.17% to $41,398,066 offsetting a portion of the total deposit decrease and benefiting the bank's net interest margin.

     The table of Average Balance Sheets and Interest Rate Analysis for the three month and six month periods ended June 30, 1995, March 31, 1995, and June 30, 1994 on pages 19, 20, and 22, and the corresponding table of Interest Differentials on pages 21 and 23, detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods.

Provision for Loan Losses

     Provision for Loan Losses was $150,000 for both the first and second quarters of 1995 for a total of $300,00 year to date. Provision for loan losses were $75,000 for the second quarter of 1994 and $200,000 for the first six months of 1994.

     Net charge-offs (recoveries) were $1,521 for the current quarter, versus net charge-offs of $310,081 for the first quarter of 1995 and $21,534 for the second quarter of 1994. As a percentage of average loans, net charge-offs (recoveries) were insignificant in the current quarter, .32% and (.03)% in the first quarter of 1995 and second quarter of 1994, respectively. Gross charge-offs as a percentage of average loans were insignificant in the current quarter compared to .38% and .02% for the first quarter of 1995 and second quarter of 1994, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 88.95% versus 15.34% and 267.81% respectively for the first quarter of 1995 and second quarter of 1994.

Other Income

     Other income including gains and losses from security transactions for the current quarter was $1,304,135, an increase of $351,237 or 36.86% from $952,898 for the prior quarter and a decrease of $385,971 or 22.84% from $1,690,106 for the second quarter of 1994. Exclusive of security transactions, other income for the current quarter increased $80,953 or 8.51% over the first quarter of 1995. Comparing the results of other income excluding security transactions for the current quarter to the second quarter of 1994, other income increased $163,530.

     Service charges on deposit accounts were $455,829 for the second quarter of 1995, a decrease of $9,388 or 2.02% from the first quarter of 1995, and an increase of $42,263 or 10.22% when compared to the second quarter of 1994.

     Gain on purchased assets was $391,830 for the current quarter, an increase of $50,061 or 14.65% over the first quarter of 1995 and an increase of $30,661 or 8.49% when compared to the second quarter of 1994. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of the bank acquisitions. The bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Other operating income for the current quarter was $184,022, compared to $143,742 for the first quarter of 1995 and $93,416 for the second quarter of 1994. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees.

     Gains from security transactions involving held - to - maturity securities were $0 for the current quarter, compared to $2,170 for the first quarter of 1995 and $0 for the second quarter of 1994. Gains from security transactions involving available - for - sale securities were $272,454 for the current quarter, compared to $0 for the first quarter of 1995 and $821,955 for the second quarter of 1994. The bank recovered $272,454 as gains from security transactions during the current quarter of 1995 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

     For the first six months of 1995, total other income decreased $312,150 or 12.15% to $2,257,033 compared to the same period last year. The decrease in total other income represents an increase of $110,010 or 13.56% in service charges on deposit accounts, an increase in other operating income of $131,824 or 67.28%, a decrease of $548,212 or 66.62% from gains on security transactions, and a decrease of $5,772 or .78% from gain on purchased assets.

Other Expenses

     Other expenses were $2,069,133 for the second quarter of 1995 compared to $2,005,394 for the first quarter of 1995, and $2,071,459 for the second quarter of 1994. Salaries and employee benefits were $985,992, for the current quarter compared to $981,430 and $976,355 for the first of 1995 and second quarter of 1994. Net occupancy expense was $266,563 for the current quarter, compared to $262,990 for the first quarter of 1995 and $234,279 for the second quarter of 1994. Other operating expenses were $855,972 for the current quarter, and $875,504 and $858,821, for the first of 1995 and second quarter of 1994, respectively.

     Net other real estate expense (benefit) was $(39,393) for the current quarter. This compares to $(114,530) for the first quarter of 1995 and $2,004, for the second quarter of 1994. Net other real estate and repossession expense (benefit) is the difference between operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. For the six months ended June 30, 1995, other real estate expenses (benefit) totaled $(153,923) compared to $(245,734) for the same six month period of 1994. The 1995 benefit consisted of other real estate expenses totaling $10,354, which were offset by the income generated from the operations of other real estate of $11,214, and net gains on the sale of other real estate and repossessed assets of $153,063. Management continues to convert these non performing assets to investable funds at a value which it feels is beneficial to the earnings of the bank. Also, management recognizes that the contribution of the non-recurring income offset of net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $672,424 compared to $376,679 and $709,808 respectively for the first quarter of 1995 and second quarter of 1994. Effective tax rates are 34.55%, 24.33% and 33.32%, respectively. For the first six months of 1995 and 1994, applicable income taxes were $1,049,103 and $1,111,055 respectively, with respective tax rates of 30.02% and 32.15%. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $196,351,000 or 85.03% of total average deposits and 75.64% of total average assets. This compares to average core deposits of approximately $189,994,000 during the first quarter of 1995, or 83.35% of total average deposits and 74.77% of total average assets. Average core deposits for the second quarter of 1994 were approximately $190,720,000 or 81.53% of total average deposits and 74.17% of total average assets. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments.

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

Interest Rate Sensitivity

     Interest rate sensitivity is the sensitivity of net interest income to changes in the market interest rates. This sensitivity is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of these assets and liabilities, and the growth of these assets and liabilities. A measurement of interest rate sensitivity is the interest rate gap. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. The Interest Rate Sensitivity Table on page 15 shows the Company has a cumulative negative gap through one year, predominately in the 0 to 90 days category. Management is aware of the interest rate risk in this category, and believes these deposit liabilities are primarily core deposits and considers the Company's interest rate risk minimal. Management regularly reviews the Bank's interest rate exposure and liquidity position. By making adjustments to its mix of assets and liabilities, as well as adjustments to its cost of funds during the year, management strives to minimize interest rate sensitivity. During 1994 the Bank enhanced its interest rate risk management tools by becoming a member of the Federal Home Loan Bank of Dallas. The Federal Home Loan Bank of Dallas provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets.

Interest Rate Sensitivity Table
June 30, 1995
(Dollars in Thousands)
                                            0-90      91-365   1 Year -  Over 5  Non-
                                            Days      Days     5 Years   Years   Sensitive   Total
Assets
   Securities                              $43,740   $47,191   $31,105   $10,836        $0  $132,872
   Loans, Net of Unearned Income            11,304    20,448    48,310    18,401       155    98,613
   Federal Funds Sold                        7,075         -         -         -         -     7,075
   Other Assets                                278         -         -         -    22,972    23,260
     Total Assets                          $62,397   $67,639   $79,415   $22,982   $23,127  $261,820

Liabilities
   NOW and Super NOW Deposits              $21,883        $-        $-        $-        $-   $21,883
   Insured Money Market Accounts            55,570         -         -         -         -    55,570
   Savings Deposits                         32,913         -         -         -         -    32,913
   Certificates of Deposits over $100,000    5,409     3,199     1,836         -         -    10,444
   Other Certificates of Deposits           32,548    20,804    14,777        12         -    68,141
   Demand Deposits                               -         -         -         -    44,611    44,611
   Other Liabilities                             -         -         -         -       977       977
   Stockholders' Equity                          -         -         -         -    27,281    27,281
   Total Liabilities and
       Stockholders' Equity               $148,323   $24,003   $16,613       $12   $72,869  $261,820

     Interest Rate Sensitivity Gap        ($85,926)  $43,636   $62,802   $29,225  ($49,737)                  -
   Cumulative Interest Rate
     Sensitivity Gap                      ($85,926) ($42,290)  $20,512   $49,737         -

Off-Balance Sheet Activities

     In the normal course of business the Company enters into agreements which, for accounting purposes, are not recorded in the financial statements. These loan commitments and lines of credit are commitments to customers to extend credit at specified rates, duration and purpose. The commitments adhere to normal lending policy and credit reviews. Available loan commitments at June 30, 1995 were $5,933,466, compared to $6,843,324 at March
31, 1995, and $5,000,949 at June 30, 1994. The bank had letters of credit of $854,300 issued at June 30, 1995 compared to $311,700 at March 31, 1995, and $394,360 at June 30, 1994.
Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 1995, the available portion of these credit lines were $630,937. At March 31, 1995, and June 30, 1994, the available portion of these credit lines were $502,104 and $509,987, respectively. The Bank reserves the right to rescind these credit lines. These credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. These lines are regularly reviewed and do not pose a material credit risk to the Bank. The Bank began issuing credit cards during the third quarter of 1992. As of June 30, 1995, the aggregate credit available was $2,316,016. At March 31, 1995 and June 30, 1994, the aggregate available credit was $2,191,281 and $1,910,948, respectively.

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

Securities

     Included in the category of Securities of Other US Government Agencies at June 30, 1995 is $19,600,000 par value of structured notes, with an amortized cost of $19,612,775 and a fair value of $18,754,750, resulting in an unrealized loss in the amount $858,025 at June 30, 1995. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value.

Allowance for Loan Losses

     The allowance for loan losses was $3,065,586 at June 30, 1995 or 3.02% of net loans outstanding. At March 31, 1995, the allowance for loan losses was $2,917,107 or 2.98% of net loans outstanding and $2,938,163 or 3.36% of net loans outstanding at June 30, 1994. The allowance for loan losses account represents amounts available for possible future losses based on management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review function performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these exercises and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio.

Nonperforming Assets

     Nonperforming assets include nonaccrual and restructured loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at June 30, 1995, were $155,632, compared to $244,807 at March 31, 1995. At June 30, 1994, nonaccrual loans were $212,784. Loans past due 90 days and still accruing at June 30, 1995 and March 31, 1994 were $294,216 and $244,807, respectively.
At June 30, 1994, loans past due 90 days and still accruing were $267,195. At June 30, 1995, nonaccrual loans were .15% of gross loans outstanding and 5.08% of the allowance for loan losses.
For March 31, 1995 and June 30, 1994, nonaccrual loans were .25% and 8.39% of gross loans outstanding and .24% and 7.24% of the allowance for loan losses, respectively. The ratios clearly show that the Bank has decreased its exposure to non-accrual and delinquent loans greater than 90 days over the last twelve months. Management intends for this positive trend to continue.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current quarter having a carry value of $4. At December 31, 1994 and June 30, 1994, other real estate was $93,706 and $405,496, respectively.

     The Bank also has approximately $785,592 in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2,350,000 in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470,000. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders.
To date, the Bank has recovered approximately $1,564,408 as partial payments of the $2,350,000 in original par value. Of the $1,564,408, $1,094,409 were recognized as gains on securities available for sale since the original write down. The remaining $469,999 was applied against the book value leaving the bonds with a carrying value of $1. Of the $1,094,409 in gains recognized since the write down, $821,955 were recognized in the year 1994 and $272,454 has been recognized thus far in the current year. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. The regulators have not yet established minimum leverage ratios for the Company. As shown in the table Capital Adequacy Ratios on the following page, the Company's ratios for the reporting periods exceed regulatory minimums.

Capital Adequacy Ratios
(Dollars in Thousands)         June 30, December 31, June 30,
                                 1995      1994        1994
Tier 1 Capital:
   Stockholders' Equity         $27,649   $25,473   $24,094
Tier 2 Capital:
   Allowance for Loan Losses      1,432     1,360     1,241

      Total Capital             $29,081   $26,833   $25,335

Risk-Weighted Ratios:
   Tier 1 Capital                24.49%    23.42%    24.27%
   Total Capital                 25.76%    24.67%    25.52%
Leverage Ratio                   10.64%    10.01%     9.37%
Stockholders' Equity             10.57%     9.96%     9.62%

    The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval approximately $5,820,549. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
Three-months ended June 30, 1995, March 31, 1995, and June 30, 1994
                                                       Second Quarter 1995          First Quarter 1995
                                                   AVERAGE     INCOME/  YIELD   AVERAGE     INCOME/  YELD/
                                                   BALANCE     EXPENSE  RATE    BALANCE     EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $270,170     $4,065 6.03%    $257,201     $3,500 5.52%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements            10,492,825    155,885 5.96%   9,184,222    129,355 5.71%

   Securities:
     Taxable                                     119,103,682  1,744,329 5.87% 117,858,330  1,698,356 5.84%
     Non-Taxable*                                 10,669,791    236,215 8.88%  10,854,096    240,931 9.00%
   Loans - Net                                    99,322,761  2,415,448 9.75%  96,241,105  2,268,092 9.56%
       Total Earning Assets                     $239,859,229 $4,555,942 7.62%$234,394,954 $4,340,234 7.51%
   Allowance for Loan Losses                      (2,966,898)                  (2,895,178)
   Nonearning Assets                              22,684,003                   22,620,681
       Total Assets                             $259,576,334                 $254,120,457
Liabilities and Stockholders' Equity
   Savings and NOW Accounts                      $54,602,528   $325,826 2.39% $54,350,365   $322,357 2.41%
   Insured Money Market Accounts                  56,388,346    398,059 2.83%  60,812,711    436,445 2.91%
   Certificates of Deposit                        77,001,395    890,307 4.64%  73,139,864    748,619 4.15%
      Total Interest Bearing Liabilities        $187,992,269 $1,614,192 3.44%$188,302,940 $1,507,421 3.25%
   Demand Deposits                                42,914,358                   39,642,200
   Other Liabilities                                 979,343                      708,759
   Stockholders' Equity                           27,690,364                   25,466,558
      Total Liabilities and Stockholders' Equity$259,576,334                 $254,120,457

Net Interest Income - Tax Equivalent Basis*                   2,941,750                    2,832,813
Tax Equivalent Adjustment                                       (80,313)                     (81,917)
    Net Interest Income                                      $2,861,437                   $2,750,896

Net Interest Income - Spread*                                           4.18%                        4.26%

Net Interest Income as a % of Total Earning Assets*                     4.92%                        4.90%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
Three-months ended June 30, 1995, March 31, 1995, and June 30, 1994
                                                      Second Quarter 1994
                                                   AVERAGE     INCOME/  YIELD/
                                                   BALANCE     EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $260,028     $1,078 1.66%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             8,175,824     79,704 3.91%

   Securities:
     Taxable                                     136,369,072  1,600,765 4.71%
     Non-Taxable*                                 11,322,698    253,582 8.98%
   Loans - Net                                    84,006,627  2,056,309 9.82%
       Total Earning Assets                     $240,134,249 $3,991,438 6.67%
    Allowance for Loan Losses                     (2,872,087)
   Nonearning Assets                              19,888,457
       Total Assets                             $257,150,619

Liabilities and Stockholders' Equity
   Savings and NOW Accounts                      $56,128,565   $336,456 2.40%
   Insured Money Market Accounts                  66,744,292    442,125 2.66%
   Certificates of Deposit                        71,707,614    540,594 3.02%
      Total Interest Bearing Liabilities        $194,580,471 $1,319,175 2.72%
   Demand Deposits                                39,350,631
   Other Liabilities                                 827,787
   Stockholders' Equity                           22,391,730
      Total Liabilities and Stockholders' Equity$257,150,619

Net Interest Income - Tax Equivalent Basis*                   2,672,263
Tax Equivalent Adjustment                                       (86,217)
    Net Interest Income                                      $2,586,046

Net Interest Income - Spread*                                          3.95%

Net Interest Income as a % of Total Earning Assets*                    4.46%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
Three-months ended June 30, 1995, March 31, 1995, and June 30, 1994
                                           Second Quarter 1995          Second Quarter 1995
                                                   vs                           vs
                                            First Quarter 1995           First Quarter 1994
                                         Change due to      Total     Change due to      Total
                                       Volume     Rate     Change   Volume     Rate     Change
Interest Earning Assets:
    Interest Bearing Deposit Accounts    $176      $389      $565       $42    $2,945    $2,987
    Federal Funds Sold                 18,431     8,100    26,531    22,588    53,593    76,181
    Securities:
       Taxable                         17,946    28,027    45,973  (202,669)  346,233   143,564
       Non-Taxable*                    (4,091)     (625)   (4,716)  (14,622)   (2,745)  (17,367)
    Loans                              72,625    74,731   147,356   374,907   (15,768)  359,139
       Total Interest Income         $105,087  $110,621  $215,708  $180,245  $384,258  $564,504

Interest Bearing Liabilities:
    Savings and NOW Accounts           $1,495    $1,973    $3,469   ($9,149)  ($1,481) ($10,630)
    Insured Money Market Accounts     (31,754)   (6,632)  (38,387)  (68,599)   24,533   (44,066)
    Certificates of Deposit            39,524   102,164   141,690    39,909   309,804   349,713
       Total Interest Expense          $9,266   $97,505  $106,773  ($37,838) $332,856  $295,017
    Increase (Decrease) in
       Interest Differential          $95,821   $13,116  $108,938  $218,084   $51,402  $269,487

*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
Six-months ended June 30, 1995, and June 30, 1994
                                                        June 30, 1995                June 30, 1994
                                                   AVERAGE     INCOME/  YIELD   AVERAGE     INCOME/  YIELD/
                                                   BALANCE     EXPENSE  RATE    BALANCE     EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $254,070     $7,564 6.00%    $103,583     $1,078 2.10%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             9,842,138    285,240 5.84%  10,737,652    178,896 3.36%

   Securities:
     Taxable                                     118,485,467  3,442,686 5.86% 132,091,631  2,952,173 4.51%
     Non-Taxable*                                 10,761,435    474,333 8.89%  11,439,697    514,124 9.06%
   Loans - Net                                    97,790,446  4,683,539 9.66%  81,833,528  4,003,986 9.87%
       Total Earning Assets                     $237,133,556 $8,893,362 7.56%$236,206,091 $7,650,257 6.53%
   Allowance for Loan Losses                      (2,931,236)                  (2,819,935)
   Nonearning Assets                              22,040,663                   24,330,465
       Total Assets                             $256,242,983                 $257,716,621

Liabilities and Stockholders' Equity
   Savings and NOW Accounts                      $54,477,143   $648,183 2.40% $56,653,010   $663,547 2.36%
   Insured Money Market Accounts                  58,388,761    834,504 2.88%  68,876,365    882,377 2.58%
   Certificates of Deposit                        75,078,831  1,638,925 4.40%  69,895,497  1,037,943 2.99%
      Total Interest Bearing Liabilities        $187,944,735 $3,121,612 3.35%$195,424,872 $2,583,867 2.67%
   Demand Deposits                                41,398,066                   39,740,352
   Other Liabilities                                 828,740                      742,710
   Stockholders' Equity                           26,071,442                   21,808,687
      Total Liabilities and Stockholders' Equity$256,242,983                 $257,716,621

Net Interest Income - Tax Equivalent Basis*                   5,771,750                    5,066,390
Tax Equivalent Adjustment                                      (159,419)                    (174,802)
    Net Interest Income                                      $5,612,331                   $4,891,588

Net Interest Income - Spread*                                           4.21%                        3.87%

Net Interest Income as a % of Total Earning Assets*                     4.91%                        4.33%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
Six-months ended June 30, 1995, and June 30, 1994
                                              June 30, 1995
                                                    vs
                                              June 30, 1994
                                        Change due to       Total
                                       Volume     Rate     Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts   $1,566    $4,920     $6,486
   Federal Funds Sold                 (14,920)  121,265    106,345
   Securities:
      Taxable                        (304,090)  794,603    490,513
      Non-Taxable*                    (30,483)   (9,308)   (39,791)
   Loans                              780,747  (101,194)   679,551
      Total Interest Income          $432,820  $810,285 $1,243,105

Interest Bearing Liabilities:
   Savings and NOW Accounts          ($25,485)  $10,121   ($15,364)
   Insured Money Market Accounts     (134,358)   86,485    (47,872)
   Certificates of Deposit             76,972   524,010    600,982
      Total Interest Expense         ($82,871) $620,616   $537,744
   Increase (Decrease) in
      Interest Differential          $515,690  $189,669   $705,360

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

    The financial statements as of December 31, 1994, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accounts, who rendered an independent professional opinion on the financial statements prepared by management.
The financial statements as of June 30, 1995, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By:  /S/J. B. Falgoust
J. B. Falgoust, President

July 27, 1995
Date