Form 10-Q
period 1995-09-30
ONE AMERICAN CORP
filed 1995-11-14
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
Quarter Ended September 30, 1995        Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


          Louisiana                                     72-0948181
(State or other jurisdiction of              (IRS Employer Identification No.)
Incorporation of Organization)


     2785 LA Hwy. 20 West
     P. O. Box 550
     Vacherie, Louisiana                                  70090-0550
(Address of principal executive offices)                  (Zip Code)


Registrant's Telephone Number, including area code:  (504) 265-2265

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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of November 10, 1995.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      September 30, 1995, December 31, 1994, and September 30, 1994       3

   Consolidated Statements of Income
      for the three and nine months ended September 30, 1995 and 1994     4

   Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended September 30, 1995 and 1994               5

   Consolidated Statements of Cash Flows
      for the nine months ended September 30, 1995 and 1994               6

   Notes to Consolidated Financial Statements                             8

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          11

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended September 30, 1995, June 30, 1995, and September 30, 1994 and for the nine months ended
      September 30, 1995 and 1994                                        20

   Interest Differentials
      for the three months ended September 30, 1995, June 30,1995, and September 30, 1994 and for the nine months ended
      September 30, 1995 and 1994                                        22


                             Part II
Other Information

   Legal Proceedings                                                     24

   Exhibits and Reports on Form 8-K                                      24

   Management's Responsibility for Financial Reporting                   25

   Signatures                                                            26

Consolidated Balance Sheets
One American Corp. and Subsidiaries
(Unaudited)                                                               September 30,December 31, September 30,
                                                                              1995         1994         1994
Assets
   Cash and Due From Banks                                                 $10,706,227  $14,192,548  $10,167,119
   Interest Bearing Deposits in Other Banks                                    298,211      255,819      234,233
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                       5,550,000    8,200,000    3,500,000
   Securities:
      Held to Maturity (Fair Value of $18,284,225, $18,305,952,
         and $18,843,987, respectively)                                     18,403,963   18,542,895   18,564,440
      Available for Sale (Amortized Cost of $115,516,202,
         $111,141,141, and $122,108,775, respectively)                     112,518,957  108,896,370  114,883,511
         Total Securities                                                  130,922,920  127,439,265  133,447,951
   Loans                                                                   106,181,595   95,669,811   91,155,550
      Less:  Allowance for Loan Losses                                      (3,166,406)  (3,077,187)  (2,987,282)
   Loans, Net                                                              103,015,189   92,592,624   88,168,268

   Bank Premises and Equipment                                               8,674,930    8,970,002    8,893,922
   Other Real Estate                                                                 4       93,706      349,116
   Accrued Interest Receivable                                               1,880,775    1,739,912    1,588,082
   Other Assets                                                              2,012,708    2,358,418    1,980,195
        Total Assets                                                      $263,060,964 $255,842,294 $248,328,886

Liabilities
   Deposits:
     Noninterest Bearing                                                   $44,560,315  $42,599,135  $36,823,899
     Interest Bearing                                                      189,060,032  188,263,334  186,994,321
         Total Deposits                                                    233,620,347  230,862,469  223,818,220

   Accrued Interest Payable                                                    486,667      334,532      284,285
   Other Liabilities                                                           640,638      654,013      338,442
        Total Liabilities                                                  234,747,652  231,851,014  224,440,947

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                                7,500,000    7,500,000    7,500,000
   Surplus                                                                   5,000,000    5,000,000    5,000,000
   Retained Earnings                                                        16,736,333   13,597,361   13,203,747
   Unrealized Gain (Loss) on Securities Available for Sale, Net               (298,488)  (1,481,548)  (1,191,275)
   Treasury Stock - 148,385 shares at cost                                    (624,533)    (624,533)    (624,533)
        Total Stockholders' Equity                                          28,313,312   23,991,280   23,887,939
        Total Liabilities and Stockholders' Equity                        $263,060,964 $255,842,294 $248,328,886

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                           Three Months Ended         Nine Months Ended
(Unaudited)                                                                       September 30,             September 30,
                                                                                1995         1994         1995          1994
Interest Income
   Interest and Fees on Loans                                               $2,582,942   $2,245,888   $7,266,481    $6,249,874
   Interest on Securities:
      Taxable Interest                                                       1,814,757    1,573,553    5,234,062     4,525,726
      Nontaxable Interest                                                      159,560      167,350      474,476       506,672
         Total Interest on Securities                                        1,974,317    1,740,903    5,708,538     5,032,398
   Other Interest Income                                                       143,296       93,225      459,481       273,199
      Total Interest Income                                                  4,700,555    4,080,016   13,434,500    11,555,471
   Interest Expense on Deposits                                              1,679,180    1,324,407    4,800,793     3,908,274
      Net Interest Income                                                    3,021,375    2,755,609    8,633,707     7,647,197

Provision for Loan Losses                                                      100,000       75,000      400,000       275,000
   Net Interest Income After
      Provision for Loan Losses                                              2,921,375    2,680,609    8,233,707     7,372,197

Other Income
   Service Charges on Deposit Accounts                                         462,069      437,520    1,383,114     1,248,556
   Gain or (Loss) on Securities                                                      -            -      274,625       822,836
   Gain on Purchased Assets                                                    174,802      141,973      908,401       881,344
   Other Operating Income                                                      197,324      226,766      525,088       422,706
      Total Other Income                                                       834,195      806,259    3,091,228     3,375,442
      Income Before Other Expenses                                           3,755,570    3,486,868   11,324,935    10,747,639

Other Expenses
   Salaries and Employee Benefits                                            1,008,180      986,225    2,975,602     2,863,455
   Net Occupancy Expense                                                       260,095      196,756      789,648       671,084
   Net ORE Expense                                                              (6,073)       1,237     (159,996)     (244,497)
   Other Operating Expenses                                                    737,884      887,716    2,469,358     2,587,233
      Total Other Expenses                                                   2,000,086    2,071,934    6,074,612     5,877,275
Income Before Income Taxes                                                   1,755,483    1,414,934    5,250,323     4,870,364
Applicable Income Taxes                                                        521,601      430,044    1,570,704     1,541,099
      Net Income                                                            $1,233,883     $984,890   $3,679,619    $3,329,265

      Net Income Per Share                                                       $0.91        $0.73        $2.72         $2.46

      Cash Dividends Per Share                                                   $0.20        $0.00        $0.40         $0.00

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
Nine Months Ended September 30, 1995 and 1994
(Unaudited)                                                                   1995         1994
Common Stock
  Balance - Beginning and End of Period                                     $7,500,000   $7,500,000

Surplus
  Balance - Beginning and End of Period                                     $5,000,000   $5,000,000

Retained Earnings
  Balance - Beginning of Period                                            $13,597,361   $9,874,482
  Net Income                                                                 3,679,619    3,329,265
  Cash Dividends                                                              (540,647)           -
  Balance - End of Period                                                  $16,736,333  $13,203,747

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                            ($1,481,548)    $449,279
  Net Change in Unrealized Gain (Loss)                                       1,183,060   (1,640,554)
  Balance - End of Period                                                    ($298,488) ($1,191,275)

Treasury Stock
  Balance - Beginning and End of Period                                      ($624,533)   ($624,533)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
Nine Months Ended September 30, 1995 and 1994
(Unaudited)                                                                   1995         1994
Cash Flows From Operating Activities
  Net Income                                                                $3,679,619   $3,329,265
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                (908,401)    (881,344)
      Provision for Depreciation                                               517,504      491,373
      Provision for Loan Loss                                                  400,000      275,000
      Accretion on Securities                                                 (285,400)    (163,180)
      Provision (Credit) for Deferred Income Taxes                              10,258      (82,117)
      (Gain) Loss on Sale of Other Real Estate                                (153,063)    (255,354)
      (Gain) Loss on Sale of Equipment                                           5,745            -
      (Gain) Loss on Securities                                               (274,624)    (822,836)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                      (140,863)     348,259
      (Increase) Decrease in Other Assets                                     (274,004)    (610,708)
      Increase (Decrease) in Accrued Interest Payable                          152,135       40,427
      Increase (Decrease) in Other Liabilities                                 256,949      238,499
        Net Cash Provided by Operating Activities                            2,985,855    1,907,284

Cash Flows From Investing Activities
  Net (Increase) Decrease in Interest Bearing Deposits                         (42,392)    (234,233)
  Maturities or Calls of Securities Available for Sale                      43,119,982   86,418,755
  Maturities or Calls of Securities Held to Maturity                           766,960      270,000
  Purchases of Securities Available for Sale                               (44,516,198) (82,650,430)
  Purchases of Securities Held to Maturity                                    (501,860)  (4,482,969)
  Net (Increase) Decrease in Federal Funds Sold                              2,650,000   15,375,000
  Net (Increase) Decrease in Loans                                          (9,960,470) (11,925,784)
  Proceeds from Sale of Other Real Estate                                      293,071      561,765
  Proceeds from Sale of Premises, Equipment, and Other Assets                   40,324        1,999
  Purchases of Premises and Equipment                                         (268,501)    (803,918)
    Net Cash Used in Investing Activities                                  ($8,419,084)  $2,530,185

(Continued on next page)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1995 and 1994
(Continued)
(Unaudited)                                                                   1995         1994
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   ($7,594,372)($12,970,011)
  Net Increase (Decrease) in Certificates of Deposits                       10,352,249    2,026,643
  Dividends Paid                                                              (810,969)    (405,484)
    Net Cash Provided (Used) By Financing Activities                         1,946,908  (11,348,852)

Decrease in Cash and Cash Equivalents                                       (3,486,321)  (6,911,383)
Cash and Cash Equivalents - Beginning of Year                               14,192,548   17,078,502
Cash and Cash Equivalents - End of Period                                  $10,706,227  $10,167,119

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                      $1,396,000     $770,000

   Interest Paid on Deposits                                                $4,648,658   $3,867,847

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                           $46,306      $15,589

Noncash Financing Activities:
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                         $1,792,516  ($2,485,688)

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale                 $609,455    ($845,134)

   Dividends Declared and Not Paid                                            $270,323           $-

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first nine months ended September 30, 1995 are no indication of the expected results for the annual period which ends December 31, 1995. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1994.

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

     The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure, " which were adopted by the Bank on January 1, 1995. The Statements generally require impaired loans be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

     The company considers smaller balance, homogeneous loans, as loans which have an inherent, like type relationship to installment type credits or loans which may be considered personal loans in nature. Management determines a loan impaired or the constitute of shortfall when a loan becomes contractually 180 days delinquent as to principal and interest. Also, any loans which qualify as troubled debt restructurings are considered impaired. Once a loan has been considered impaired on the basis of delinquency, the Bank discontinues the accrual of interest income. The discontinuance of interest income accrual by regulatory accounting standards is considered non-accrual of interest income or non-accrual basis. When interest income accrual is discontinued, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. If the underlying collateral value is sufficient to cover the principal balance and accrued interest, the Bank may decide to continue the accrual of interest. The potential for management to charge off an impaired loan is exercised on a case-by-case basis taking into consideration collateral value, less estimated selling costs should collateral exist.

     The effect of adopting Financial Accounting Statements No.
114 and No. 118 on the Bank's financial condition and results of operation was immaterial.

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

     Other Real Estate - Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value, less estimated selling costs. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to other real estate expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they occurred.

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

     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable timing differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     The Company and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Companies in accordance with state statutes.

     Earnings per Common Share - The Computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each period, which is 1,351,615 for the three and nine month periods ended September 30, 1995 and 1994.

     Statement of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from other banks (including cash items in process of clearing).

     Acquisitions - On August 26, 1994, the Bank acquired certain assets and liabilities of the former Oak Tree Federal Savings Bank office located in LaPlace, St. John Parish, Louisiana from the Resolution Trust Corporation (RTC). Pursuant to a Purchase and Assumption Agreement, the Bank assumed $4,689,917 of deposits and specific liabilities, and purchased assets having a book value of $11,997. The Bank purchased the deposits at a premium of $453,000 or 9.65%. The net premium paid on these deposits is included in other assets on the balance sheet at September 30, 1995 and is being amortized over fifteen years.

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

              One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                       September 30, 1995

Third Quarter in Review

     Net income for the current quarter of 1995 was $1,233,883 compared to $984,890 for the same quarter of 1994. The increase in net income is a result of several factors: an increase in net interest income; an increase in income from gains on purchased assets; and a reduction in other expenses due to a rebate of FDIC insurance assessment premiums for the current quarter. Earnings per common share were $.91 and $.73 for the third quarters of 1995 and 1994, respectively. Return on average assets on an annualized basis was 1.87% for the current quarter, and 1.57% in the same quarter of 1994. For third quarters of 1995 and 1994, return on average equity on an annualized basis was 18.04% and 16.34%, respectively. Cash dividends were $.20 per share for the current quarter and $.00 for the third quarter of 1994. Other income was $834,195 in the current quarter and $806,259 in the third quarter of 1994.

     Net interest income (FTE) for the current quarter was $3,103,573, 9.21% higher than the third quarter of 1994, due to an increase in the volume of loans which offset an increase in interest expense. The increased volume of loans is a reult of a greater loan demand in the Bank's trade area. The net interest spread (FTE) was 4.30% for the current quarter and same quarter of 1994.

     During the third quarter of 1995, in comparison with the same quarter of 1994, average loans outstanding increased $13,805,501 or 15.47% to $103,035,509. Average total deposits for the current quarter increased $9,360,604 or 4.15% to $235,113,826 when compared to the average total deposits for the same quarter of 1994. Average total assets for the current quarter increased $12,543,817 or 5.00% to $263,486,032 when respectively compared to the total average assets of the third quarter of 1994.

     Net income for the first nine months of 1995 was $3,679,619, an increase of $350,354 or 10.52% over the same period of 1994. Net interest income (FTE) for the first nine months of 1995 was $8,878,135, an increase of $974, 651 or 12.33% compared to the same period of 1994. For the first nine months of 1995, in comparison with the same period in 1994, average loans increased $15,231,898 or 18.06% to $99,558,013. Average total assets for the first nine months increased $3,302,111, or 1.29% to $258,682,000. Earnings per common share were $2.72 and $2.46 for the first nine months of 1995 and 1994, respectively. Return on average assets on an annualized basis was 1.90% for the first nine months of 1995, and 1.74% in the same period of 1994. For the first nine months of 1995 and 1994, return on average equity on an annualized basis was 18.51% and 19.74%, respectively. Cash dividends were $.40 per share for the first nine months of 1995 and $.00 for the same period of 1994.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1995 was $3,103,573. Net interest income (FTE) was $2,941,750 and $2,841,821 respectively, for the second quarter of 1995 and third quarter of 1994. An increase in the net interest spread during the current quarter, supported by a greater increase in yield on earning assets than the increase in cost of funds accounted for the increase in net interest income (FTE) of $161,823 over the second quarter of 1995. The primary cause for the increase in net interest income (FTE) of

$261,752 for the current quarter compared to the third quarter of 1994 was the increase in volume of loans since the same quarter of 1994. For the nine month periods of 1995 and 1994, net interest income (FTE) was $8,878,135 and $7,903,484, respectively. The increase in net interest income (FTE) over the nine month period was primarily due to a wider net interest spread caused by an overall increase in yield in earning assets which outpaced the cost of funds. Also, increased loan volume for the periods in mention assisted in the increase in net interest income.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the third quarter of 1995, average earning assets were $244,388,527, an increase of $4,529,298 or 1.89% over the second quarter of 1995 and a increase of $10,213,205 or 4.36% from the third quarter of 1994. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page 13. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the state of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts. As an additional note, the Bank has benefited by the increase in non-interest bearing deposits as a percentage of total deposits. The growth is attributed to a concerted effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the third quarter of 1995, the average yield on earning assets was 7.85%, while the average cost of interest bearing funds was 3.56%, producing a net interest spread (FTE) of 4.30%. The net interest margin (FTE) was 5.09% for the third quarter of 1995. In comparison, the net interest margin (FTE) for the second quarter of 1995 was 4.92%. The increase in net interest margin resulted from an increased yield on earning assets, an increase in the volume of loans, and an increase in the volume of noninterest bearing liabilities.

     The net interest margin (FTE) for the third quarter of 1994 was 4.87% compared to 5.09% for the current quarter of 1995. The cost of interest bearing liabilities during the third quarter of 1994 was 2.84%, while the yield on average earning assets was 7.14%, producing a net interest spread of 4.30%. The 72 basis point increase in the average cost of interest bearing liabilities from the third quarter of 1994 to the third quarter of 1995, was offset by the 71 basis point increase in the yield on interest earning assets for the respective quarters, which provided for the stable net interest spread at the close of the third quarter of 1995.

     The net interest margin (FTE) was 4.95% for the first nine months of 1995 and 4.49% for the same period in 1994. Net interest spread (FTE) for the first nine months of 1995 was 4.23% a 25 basis point increase from the same period last year. The yield on average earning assets was 7.63%, 92 basis points greater than the same period of 1994. The costs of interest bearing liabilities increased 69 basis points to 3.40%.

     The table of Average Balance Sheets and Interest Rate Analysis for the three month and nine month periods ended September 30, 1995, June 30, 1995, and September 30, 1994 on pages 20 and 21, and the corresponding table of Interest Differentials on page 22 detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 13 show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $100,000 and $150,000 for the third and second quarters of 1995 respectively. Provision for loan losses was $75,000 for the third quarter of 1994.
Provision for loan losses was $400,000 and $275,000 for the first nine months of 1995 and 1994, respectively.

     Net charge-offs (recoveries) were $(820) for the current quarter, versus net charge-offs of $1,521 for the second quarter of 1995 and $25,881 for the third quarter of 1994. As a percentage of average loans, net charge-offs (recoveries) were insignificant in the current and second quarter of 1995, and third quarter of 1994. Gross charge-offs as a percentage of average loans were also insignificant in the current and second quarter of 1995, and third quarter of 1994. Recoveries as a percentage of gross charge-offs for the current quarter were 108.62% versus 88.95% and 50.76% respectively for the second quarter of 1995 and third quarter of 1994.

Earning Asset Structure
                                                Third Quarter 1995         Second Quarter 1995        Third Quarter 1994
                                                               % of                       % of                       % of
                                                Average       Earning      Average       Earning      Average      Earning
                                                Balances       Assets      Balances       Assets      Balances      Assets
Interest Bearing Deposits                         $246,168       0.1%        $270,170       0.1%        $234,026       0.1%
Federal Funds Sold and Securities                8,557,446       3.5%      10,492,825       4.4%       7,754,076       3.3%
Securities
Taxable                                        121,610,136      49.7%     119,103,682      49.7%     125,644,976      53.7%
  Non-Taxable                                   10,939,267       4.5%      10,669,791       4.4%      11,312,236       4.8%
Loans - Net                                    103,035,509      42.2%      99,322,761      41.4%      89,230,008      38.1%
    Total Earning Assets                      $244,388,526     100.0%    $239,859,229     100.0%    $234,175,322     100.0%

Deposit Structure
                                                Third Quarter 1995         Second Quarter 1995        Third Quarter 1994
                                                Average        % of        Average        % of        Average        % of
                                                Balances      Deposits     Balances      Deposits     Balances      Deposits

Noninterest Bearing Deposits                   $45,670,877      19.4%     $42,914,358      18.6%     $38,441,383      17.0%
NOW Accounts                                    22,185,704       9.4%      22,456,142       9.7%      22,467,812      10.0%
Savings Accounts                                32,687,341      13.9%      32,146,385      13.9%      32,774,938      14.5%
Money Market Deposit Accounts                   54,944,929      23.4%      56,388,346      24.5%      61,416,322      27.2%
Certificates of Deposits less than $100,000     71,231,415      30.3%      68,440,442      29.6%      63,280,508      28.0%
   Total Core Deposits                         226,720,266      96.4%     222,345,673      96.3%     218,380,963      96.7%
Certificates of Deposits greater than $100,000   8,393,560       3.6%       8,560,953       3.7%       7,372,259       3.3%
   Total Deposits                             $235,113,826     100.0%    $230,906,626     100.0%    $225,753,222     100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                                  77.5%                      78.4%                      80.0%

Core Deposits as a percentage
   of Total Average Assets                            86.0%                      85.7%                      87.0%

Other Income

     Other income including gains and losses from security transactions for the current quarter was $834,195, a decrease of $469,940 or 36.03% from $1,304,135 for the prior quarter.
Exclusive of security transactions, other income for the current quarter decreased $197,487 or 23.67% over the second quarter of 1995.

     Gain on purchased assets was $174,802 for the current quarter, a decrease of $217,028 or 55.39% from the second quarter of 1995 and an increase of $32,829 or 23.12% when compared to the third quarter of 1994. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of the bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Other operating income for the current quarter was $197,324, compared to $226,766 for the third quarter of 1994. Included in other operating income are fees from Bankcard services, safe deposit box rentals, and other operating fees. Other operating fees were slightly greater last year.

     Gains from security transactions involving held - to - maturity securities were $0 for the current and second quarter of 1995 and $0 for the third quarter of 1994. Gains from security transactions involving available - for - sale securities were $0 for the current quarter, compared to $272,454 for the second quarter of 1995 and $0 for the third quarter of 1994. The Bank recovered $272,454 as gains from security transactions during the second quarter of 1995 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

     For the first nine months of 1995, total other income decreased $284,214 or 8.42% to $3,091,228 compared to the same period last year. The decrease in total other income represents an increase of $134,558 or 10.78% in service charges on deposit accounts, an increase in other operating income of $102,382 or 24.22%, an increase of $27,057 or 3.07% from gain on purchased assets, offset by a decrease of $548,211 or 66.62% from gains on security transactions. Any gains associated with held - to - maturity securities were a result of calls on said securities.

Other Expenses

     Other expenses were $2,000,086 for the third quarter of 1995 compared to $2,069,133 for the second quarter of 1995, and $2,071,934 for the third quarter of 1994. Salaries and employee benefits were $1,008,180 for the current quarter compared to $985,992 and $986,225 for the second of 1995 and third quarter of 1994. Net occupancy expense was $260,095 for the current quarter, compared to $266,563 for the second quarter of 1995 and $196,756 for the third quarter of 1994. Other operating expenses were $737,884 for the current quarter, and $855,972 and $887,716, for the second quarter of 1995 and third quarter of 1994, respectively.

     Net other real estate expense (benefit) was $(6,073) for the current quarter. This compares to $(39,393) for the second quarter of 1995 and $1,237, for the third quarter of 1994. Net other real estate and repossession expense (benefit) is the difference between operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. For the nine months ended September 30, 1995, other real estate expenses (benefit) totaled $(159,996) compared to $(244,497) for the same nine month period of 1994. The 1995 benefit consisted of other real estate expenses totaling $10,717, which were offset by the income generated from the operations of other real estate of $17,644, and net gains on the sale of other real estate and repossessed assets of $153,069. Management continues to convert these non performing assets to investable funds at a value which it feels is beneficial to the earnings of the Bank. Also, management recognizes that the contribution of the non-recurring income offset of net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $521,601 compared to $672,424 and $430,044 respectively for the second quarter of 1995 and third quarter of 1994. Effective tax rates are 29.71%, 34.55% and 30.39%, respectively. For the first nine months of 1995 and 1994, applicable income taxes were $1,570,704 and $1,541,099 respectively, with respective tax rates of 29.92% and 31.64%. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $226,720,266 or 96.4% of total average deposits and 86.05% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure on page 13. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Sensitivity

     Interest rate sensitivity is the sensitivity of net interest income to changes in the market interest rates. This sensitivity is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of these assets and liabilities, and the growth of these assets and liabilities. A measurement of interest rate sensitivity is the interest rate gap. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. The Interest Rate Sensitivity Table on page 16 shows the Company has a cumulative negative gap through one year, predominately in the 0 to 90 days category. Management is aware of the interest rate risk in this category, and believes these deposit liabilities are primarily core deposits and considers the Company's interest rate risk minimal. Management regularly reviews the Bank's interest rate exposure and liquidity position. By making adjustments to its mix of assets and liabilities, as well as adjustments to its cost of funds during the year, management strives to minimize interest rate sensitivity. During 1994 the Bank enhanced its interest rate risk management tools by becoming a member of the Federal Home Loan Bank of Dallas. The Federal Home Loan Bank of Dallas provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets.

Interest Rate Sensitivity Table
September 30, 1995
(Dollars in Thousands)
                                            0-90     91-365   1 Year -   Over 5     Non-
                                            Days     Days     5 Years    Years   Sensitive   Total
Assets
   Securities                               48,482    32,312    39,212    10,917         -   130,923
   Loans, Net of Unearned Income            12,238    20,633    49,673    19,877       594   103,015
   Federal Funds Sold                        5,550         -         -         -         -     5,550
   Other Assets                                298         -         -         -    23,275    23,573
     Total Assets                           66,568    52,945    88,885    30,794    23,869   263,061

Liabilities
   NOW and Super NOW Deposits               22,346         -         -         -         -   22,346
   Insured Money Market Accounts            53,767         -         -         -         -   53,767
   Savings Deposits                         32,388         -         -         -         -   32,388
   Certificates of Deposits over $100,000    4,380     4,584     1,286         -         -   10,250
   Other Certificates of Deposits           28,644    27,278    14,374        13         -   70,309
   Noninterest Bearing Deposits                  -         -         -         -    44,560   44,560
   Other Liabilities                             -         -         -         -     1,128    1,128
   Stockholders' Equity                          -         -         -         -    28,313   28,313
   Total Liabilities and
       Stockholders' Equity                141,525    31,862    15,660        13    74,001  263,061

     Interest Rate Sensitivity Gap         (74,957)   21,083    73,225    30,781   (50,132)       -
   Cumulative Interest Rate
     Sensitivity Gap                       (74,957)  (53,874)   19,351    50,132          -

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 1995 were $6,015,321, compared to $5,933,466 at June 30, 1995, and $5,325,687 at
September 30, 1994. The Bank had letters of credit of $826,042 issued at September 30, 1995 compared to $854,300 at June 30, 1995, and $417,660 at September 30, 1994. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 1995, the available portion of these credit lines were $627,552. At June 30, 1995, and September 30, 1994, the available portion of these credit lines were $630,937 and $496,042, respectively. The Bank reserves the right to rescind these credit lines. These credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. These lines are regularly reviewed and do not pose a material credit risk to the Bank. The Bank began issuing credit cards during the third quarter of 1992. As of September 30, 1995, the aggregate credit available was $2,581,578. At June 30, 1995 and September 30, 1994, the aggregate available credit was $2,316,016 and $1,969,999, respectively. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above.

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

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated statements of financial condition as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Securities

     Included in the category of Securities of Other US Government Agencies at September 30, 1995 is $19,600,000 par value of structured notes, with an amortized cost of $19,611,451 and a fair value of $18,951,575, resulting in an unrealized loss in the amount of $659,876. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are a fraction of (40 - 50%) a certain index (10 year CMT or Prime) plus a certain number of basis points (60 - 170 basis points). These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The prime related securities mature during the second quarter of 1996, while the 10 year CMT securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate risk shock on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3,166,406 at September 30, 1995 or 2.98% of loans outstanding. At June 30, 1995, the allowance for loan losses was $3,065,586 or 3.02% of loans outstanding and $2,987,282 or 3.28% of loans outstanding at September 30, 1994. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis give, the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and restructured loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at September 30, 1995, were $593,672, compared to $155,632 at June 30, 1995. At September 30, 1994, nonaccrual loans were $199,970. Loans past due 90 days and still accruing at September 30, 1995 and June 30, 1994 were $493,940 and $294,216, respectively. At September 30, 1994, loans past due 90 days and still accruing were $491,532. At September 30, 1995, nonaccrual loans were .56% of gross loans outstanding and 18.75% of the allowance for loan losses. For June 31, 1995 and September 30, 1994, nonaccrual loans were .15% and .22% of gross loans outstanding and 5.08% and 6.69% of the allowance for loan losses, respectively.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current and second quarter of 1995. At December 31, 1994 and September 30, 1994, other real estate was $93,706 and $349,116, respectively.

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

Regulatory Matters

     The Bank is subject to various capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Various regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off - balance - sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the section entitled Capital Adequacy below.

     Management is unaware, regulatory or otherwise, of any known trends, events or uncertainties which are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

Capital Adequacy

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

Capital Adequacy Ratios
(Dollars in Thousands)    September 30, December 31, September 30,
                                   1995        1994          1994
Tier 1 Capital:
   Stockholders' Equity         $28,611     $25,473       $25,079
Tier 2 Capital:
   Allowance for Loan Losses      1,536       1,360         1,304
      Total Capital             $30,147     $26,833       $26,383

Risk-Weighted Ratios:
   Tier 1 Capital                23.60%      23.42%        24.04%
   Total Capital                 24.87%      24.67%        25.29%
Leverage Ratio                   10.86%      10.01%        10.01%
Stockholders' Equity             10.88%       9.96%        10.10%

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval approximately $5,629,724. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

                                                         Third Quarter 1995             Second Quarter 1995
                                                    AVERAGE     INCOME/   YIELD/   AVERAGE     INCOME/   YIELD/
                                                    BALANCE     EXPENSE    RATE    BALANCE     EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                 $246,168      $3,862  6.29%    $270,170      $4,065 6.03%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              8,557,446     126,534  5.93%  10,492,825     155,885 5.96%

   Securities:
     Taxable                                      121,610,136   1,827,657  6.03% 119,103,682   1,744,329 5.87%
     Non-Taxable*                                  10,939,267     241,758  8.86%  10,669,791     236,215 8.88%
   Loans - Net                                    103,035,509   2,582,942 10.05%  99,322,761   2,415,448 9.75%
       Total Earning Assets                      $244,388,526  $4,782,753  7.86%$239,859,229  $4,555,942 7.62%
   Allowance for Loan Losses                       (3,108,887)                    (2,966,898)
   Nonearning Assets                               22,206,393                     22,684,003
       Total Assets                              $263,486,032                   $259,576,334

Liabilities and Stockholders' Equity
   NOW Accounts                                   $22,185,704    $119,248  2.16% $22,456,142    $123,061 2.20%
   Savings Accounts                                32,687,341     207,777  2.55%  32,146,385     202,765 2.53%
   Money Market Deposit Accounts                   54,944,929     388,021  2.83%  56,388,346     398,059 2.83%
   Certificates of Deposits less than $100,000     71,231,415     844,886  4.76%  68,440,442     787,170 4.61%
   Certificates of Deposits greater than $100,000   8,393,560     119,248  5.70%   8,560,953     103,137 4.83%
      Total Interest Bearing Liabilities         $189,442,949  $1,679,180  3.56%$187,992,268  $1,614,192 3.44%
   Noninterest Bearing Deposits                    45,670,877                     42,914,358
   Other Liabilities                                1,020,785                        979,344
   Stockholders' Equity                            27,351,421                     27,690,364
      Total Liabilities and Stockholders' Equity $263,486,032                   $259,576,334

Net Interest Income - Tax Equivalent Basis*                     3,103,573                      2,941,750
Tax Equivalent Adjustment                                         (82,197)                       (77,202)
    Net Interest Income                                        $3,021,376                     $2,864,548

Net Interest Income - Spread*                                              4.30%                         4.18%

Net Interest Income as a % of Total Earning Assets*                        5.09%                         4.92%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

                                                         Third Quarter 1994
                                                    AVERAGE     INCOME/   YIELD/
                                                    BALANCE     EXPENSE    RATE
Assets
   Interest Bearing Deposit Accounts                 $234,026      $2,504  4.29%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              7,754,076      85,996  4.45%

   Securities:
     Taxable                                      125,644,976   1,578,279  5.04%
     Non-Taxable*                                  11,312,236     253,561  8.99%
   Loans - Net                                     89,230,008   2,245,888 10.10%
       Total Earning Assets                      $234,175,322  $4,166,228  7.14%
   Allowance for Loan Losses                       (2,967,456)
   Nonearning Assets                               19,734,348
       Total Assets                              $250,942,214

Liabilities and Stockholders' Equity
   NOW Accounts                                   $22,467,812    $120,501  2.15%
   Savings Accounts                                32,774,938     208,542  2.55%
   Money Market Deposit Accounts                   61,416,322     414,922  2.71%
   Certificates of Deposits less than $100,000     63,280,508     515,811  3.27%
   Certificates of Deposits greater than $100,000   7,372,259      64,631  3.52%
      Total Interest Bearing Liabilities         $187,311,839  $1,324,407  2.84%
   Noninterest Bearing Deposits                    38,441,383
   Other Liabilities                                1,080,292
   Stockholders' Equity                            24,108,700
      Total Liabilities and Stockholders' Equity $250,942,214

Net Interest Income - Tax Equivalent Basis*                     2,841,821
Tax Equivalent Adjustment                                         (86,217)
    Net Interest Income                                        $2,755,604

Net Interest Income - Spread*                                              4.30%

Net Interest Income as a % of Total Earning Assets*                        4.87%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS

                                                         September 30, 1995             September 30, 1994
                                                    AVERAGE     INCOME/   YIELD/   AVERAGE     INCOME/   YIELD/
                                                    BALANCE     EXPENSE    RATE    BALANCE     EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                 $251,406     $11,427  6.08%    $145,805      $3,581 3.28%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              9,409,202     411,773  5.85%   9,732,198     264,892 3.64%

   Securities:
     Taxable                                      119,538,470   5,270,343  5.89% 129,918,783   4,525,726 4.66%
     Non-Taxable*                                  10,821,364     718,904  8.88%  11,396,755     767,685 9.01%
   Loans - Net                                     99,558,013   7,266,481  9.76%  84,326,115   6,249,874 9.91%
       Total Earning Assets                      $239,578,455 $13,678,928  7.63%$235,519,656 $11,811,758 6.71%
   Allowance for Loan Losses                       (2,991,104)                    (2,869,649)
   Nonearning Assets                               22,094,649                     22,729,883
       Total Assets                              $258,682,000                   $255,379,890

Liabilities and Stockholders' Equity
   NOW Accounts                                   $22,514,071    $370,263  2.20% $23,303,477    $372,136 2.14%
   Savings Accounts                                32,096,490     604,946  2.52%  32,874,281     620,454 2.52%
   Money Market Deposit Accounts                   57,339,532   1,222,526  2.85%  66,326,231   1,297,299 2.62%
   Certificates of Deposits less than $100,000     68,521,229   2,318,410  4.52%  62,488,851   1,436,958 3.07%
   Certificates of Deposits greater than $100,000   8,091,502     284,648  4.70%   7,670,759     181,427 3.16%
      Total Interest Bearing Liabilities         $188,562,824  $4,800,793  3.40%$192,663,599  $3,908,274 2.71%
   Noninterest Bearing Deposits                    42,722,927                     39,342,479
   Other Liabilities                                  893,459                        880,737
   Stockholders' Equity                            26,502,790                     22,493,075
      Total Liabilities and Stockholders' Equity $258,682,000                   $255,379,890

Net Interest Income - Tax Equivalent Basis*                     8,878,135                      7,903,484
Tax Equivalent Adjustment                                        (244,428)                      (256,287)
    Net Interest Income                                        $8,633,707                     $7,647,197

Net Interest Income - Spread*                                              4.23%                         4.00%

Net Interest Income as a % of Total Earning Assets*                        4.95%                         4.49%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
                                                                                                           Nine Months Ended
                                                    Third Quarter 1995         Third Quarter 1995          September 30, 1995
                                                            vs                         vs                          vs
                                                    Second Quarter 1995        Third Quarter 1994          September 30, 1994
                                                 Change due to      Total   Change due to      Total    Change due to        Total
                                                 Volume    Rate    Change   Volume    Rate    Change    Volume     Rate     Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts               ($361)    $158    ($203)    $130   $1,228   $1,358    $2,594    $5,252    $7,846
   Federal Funds Sold                            (28,753)    (598) (29,351)   8,910   31,628   40,538    (8,791)  155,672   146,881
   Securities:
      Taxable                                     36,708   46,620   83,328  (50,683) 300,061  249,378  (361,599)1,106,216   744,617
      Non-Taxable*                                 5,966     (423)   5,543   (8,360)  (3,443) (11,803)  (38,758)  (10,023)  (48,781)
   Loans                                          90,291   77,203  167,494  347,480  (10,426) 337,054 1,128,920  (112,313)1,016,607
      Total Interest Income                      103,851  122,960  226,811  297,477  319,048  616,525   722,366 1,144,804 1,867,170

Interest Bearing Liabilities:
   NOW Accounts                                   (1,482)  (2,331)  (3,813)  (1,513)     260   (1,253)  (12,606)   10,733    (1,873)
   Savings Accounts                                3,412    1,600    5,012     (557)    (208)    (765)  (14,680)     (828)  (15,508)
   Money Market Deposit Accounts                 (10,189)     151  (10,038) (43,720)  16,819  (26,901) (175,774)  101,001   (74,773)
   Certificates of Deposits less than $100,000    32,100   25,616   57,717   64,809  264,266  329,075   138,717   742,735   881,452
   Certificates of Deposits greater than $100,000 (2,017)  18,128   16,111    8,954   45,663   54,617     9,951    93,270   103,221
      Total Interest Expense                      21,824   43,164   64,989   27,973  326,800  354,773   (54,392)  946,911   892,519
   Increase (Decrease) in
      Interest Differential                      $82,027  $79,796 $161,823 $269,504  ($7,752)$261,752  $776,758  $197,893  $974,651

*Tax Equivalent Basis - 34% Rate for the periods dated

                             Part II

Item 1.  Legal Proceedings

     During 1991, the Company filed suit against its insurer, Fidelity & Deposit Co. of Maryland, under the forgery or alteration clause of its financial institution bond. The suit was the result of having obtained counterfeit collateral from foreclosure on a charged-off loan. The Twenty-ninth Judicial District Court for the Parish of St. Charles, State of Louisiana awarded a $500,000 judgment in favor of the Bank, which has not been recorded in these financial statements . The Fifth Circuit court of Appeal of Louisiana upheld the district court judgment in favor of the Bank. The insurer has applied for a writ of certiorari to the Louisiana Supreme Court, asking the court to reverse the decision of the Fifth Circuit Court of Appeal. The Louisiana Supreme Court has not yet decided whether it will hear the case.

     In addition, during the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

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

     The financial statements as of December 31, 1994, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accounts, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of September 30, 1995, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By:____________________________
J. B. Falgoust, President



_______________________________
Date