Form 10-K
period 1995-12-31
ONE AMERICAN CORP
filed 1996-03-28
CIK 708817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1995

     One American Corp                              0-12437
      (Exact name of registrant as specified in its charter)
(Comm. File No.)

            Louisiana                            72-0948181
(State or other jurisdiction of              (I.R.S. Employer
 Incorporation of Organization)             Identification No.)


2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana                             70090-0550
(Address of principal executive offices)        (Zip Code)


       Registrant's Telephone Number, including area code:
                          (504)265-4061

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $5.00 Par Value
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $37,845,220.00 (1,351,615
Shares @ $28.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $5 Par Value, 1,351,615 shares outstanding as of March 14, 1996.

               Documents Incorporated by Reference

      Document                           Part of Form 10-K

     Definitive Proxy Statement for 1996   Part I and Part III
          Annual Meeting of Stockholders
     *For purposes of the computation, shares owned by executive officers, directors and 5% shareholders have been excluded.

                             Part I

Item 1    Description of Business                                4
          Supplemental Financial Information:
          Average Balance Sheets and Interest Yield Analysis     8
          Interest Differential                                  8
          Securities Portfolio                                   8
          Loan Portfolio                                         9
          Non-Performing Loans                                   9
          Summary of Loan Loss Experience                        9
          Deposits                                               9
          Return on Equity and Assets                           10

Item 2    Description of Properties                             10

Item 3    Legal Proceedings                                     10

Item 4    Submission of Matters to a Vote of Security Holders   10

                             Part II

Item 5    Market for the Registrant's Common Stock
          and Related Security Holder Matters                   11

Item 6    Selected Financial Data                               12

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operation          14

Item 8    Financial Statements and Supplementary Data           29

Item 9    Disagreements on Accounting and Financial Disclosures 53

                            Part III

Item 10   Directors and Executive Officers of the Registrant    53

Item 11   Executive Compensation                                53

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                            53
Item 13   Certain Relationships and Related Transactions        53

                             Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 8-K                                           53
          Signatures                                            54

                             Part I
Item 1.   Business

The Registrant

     One American Corp., (the "Company") was incorporated in Louisiana on May 14, 1982. At a special meeting on December 14, 1982, the stockholders of First American Bank and Trust, (the "Bank") approved a Joint Agreement of Merger and Plan of Reorganization by and among the Bank, First American Interim Bank, ("FAIB") and One American Corp. On January 21, 1983, the Bank was merged into FAIB and the surviving Bank, First American Bank and Trust became a wholly-owned subsidiary of the Company through a one-for-one exchange for all of the outstanding common stock (150,000 shares) of the Bank. The reorganization has been accounted for as a pooling-of-interests. The Company is now engaged, through its subsidiary, in the banking business. The Bank is the Company's principal asset and primary source of revenue.

     On July 14, 1983, One American Agency, Inc. (the "Agency") was incorporated under the laws of the State of Louisiana. The Agency issued all of its outstanding common stock (100 shares) to the Company, and became a wholly-owned subsidiary of the Company. Through its subsidiary, the Company is now engaged in the insurance agency business. The Agency is neither the Company's principal asset, nor a primary source of revenue.

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 9, 1995.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana, and thirteen branch offices. Three branches are located in St. James Parish in the cities of Gramercy, Vacherie, and Lutcher. One branch is located in Lafourche Parish in the city of Thibodaux. Five branches are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and two in St. Rose. Two branches are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One branch is located in St. John Parish in the city of LaPlace. The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The Thibodaux branch was approved on July 7, 1988, by the Commissioner of Financial Institutions of the State of Louisiana, and on July 5, 1988, by the Federal Deposit Insurance Corporation. The five branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The two branches located in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994, and was approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation.

     The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers, among services, travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. First American Bank and Trust is insured under the Federal Deposit Insurance Act; but, is not a member of the Federal Reserve System.
     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial loans. As of December 31, 1995, these three categories accounted for approximately 76.9%, 11.4% and 11.7%, respectively, of the Bank's loan portfolio. (See Note E in the 1995 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. The time deposit and money market balances of all State and Political Subdivisions were $7.2 million, interest bearing demand deposits of $7.1 million, and non-interest bearing demand deposits of $1.5 million as of December 31, 1995. These depositors are considered by management to be important to the Bank. Although no agreement or understanding exist between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 1995, the Bank had 13,347 demand deposit accounts with a total balance of $44.7 million; 1,208 NOW and Super NOW accounts with a total balance of $24.2 million; 2,704 Insured Money Market Accounts with a balance of $55.9 million; 13,485 savings accounts with a total balance of $32.5 million; and 5,830 other time deposit accounts with a total balance of $82.4 million.

     There are no securities held by the Bank that are subject to repurchase agreements.

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. There has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

     The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of the business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount to total assets.

     Most of the Bank's business originates from within the parishes of St. James, St. Charles, Jefferson, Lafourche, and St. John, Louisiana; however, some business is obtained from the parishes immediately surrounding these parishes. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulations.

The Agency

     The Agency was incorporated under the laws of the State of Louisiana on July 14, 1983. The Agency was approved and began operations on November 25, 1983. The Agency's securities consist of one class, common stock, of which there were 100 shares held 100% by its parent, One American Corp., as of March 14, 1996.
     The Agency operates out of the main office of the Bank at LA Highway 20 West, Vacherie, St. James Parish, Louisiana.

     The Agency provides general insurance agent services for the Company and its subsidiaries. The Agency also provides agent services in relation to credit life and accident and health insurance that is directly related to the extension of credit of other financial services of the Bank.

Competition

     The Company's general market area contains approximately 121 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern part of Lafourche Parish, and the east bank of Jefferson Parish, all located in Louisiana. These parishes have experienced little population growth over the last several years.

     In the primary market area, there are several banks and branches of savings and loan institutions aggressively pursuing loans, deposits and other accounts.

     Interest rates on loans made and deposits received were mostly deregulated by law in 1983, but are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by such factors as loan terms other than interest charges, restrictions on borrowers and compensating balances, and the services offered by the bank. Competition for deposits is governed primarily by the services offered, including convenience of location.

     In addition federal regulations have significantly broadened the powers of savings and loan institutions with the result that such institutions may now engage in certain activities formerly permitted only to banks. The Company has experienced no major effects from this legislation at this time.

Employees

     The Company has approximately 140 full time employees, and 12 part-time employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

     The Act requires the Company to file with the Board annual reports containing such information as the Board may require.
The Board is authorized by the Act to examine the Company and all of its activities. The activities that may be engaged in by the Company and its subsidiaries are limited by the Act to those closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, unfair competition, conflicts of interest, or unsound banking practices.

     The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary;
(5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries' (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transaction; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Company must secure the approval of the Board prior to engaging in any of these activities.

     Whether or not a particular non-banking activity is permitted under the Act, the Board is authorized to require a holding company to terminate any activity or divest itself of any non-banking subsidiary if in its judgment the activity or subsidiaries would be unsound.

     Under the Act and the Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit or provision of any property or services.

     In addition to the limitation of Louisiana law with respect to the ownership of banks, as described below, the ownership or control of voting shares of a second bank by a bank holding company, such as One American Corp., is restricted by the Act unless the prior approval of the Board is obtained. The Act prohibits the Board from approving an application from a bank holding company to acquire shares of a bank located outside the state in which the operations of the holding company's subsidiaries are principally conducted, unless such an acquisition is specifically authorized by statue of the state in which the bank whose shares are to be acquired is located.

     Under the Louisiana Bank Holding Company Act of 1962, as amended (the "Louisiana Act"), one-bank holding companies are authorized to operate in Louisiana provided the activities of the nonbank subsidiaries are limited to the ownership of real estate and improvements, computer services, equipment leasing and other directly related banking activities. The Louisiana Act, as amended in 1984, authorized multi-banking holding companies within the state. Certain limitations and restrictions were set, which expired July 1, 1989. These restrictions limit acquisitions of additional banks to those which have been in existence for at least five years. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by issuance of orders and regulations.

     In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching beginning January 1, 1987, and regional banking beginning July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institutions to engage in a wider range of activities than were previously allowed to such institutions. The restrictions on state banking were repealed in 1988, with the intention of allowing state charted banks to branch bank state wide.

     Also effective January 1, 1991, Louisiana's reciprocal interstate banking laws allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

     Additional information regarding supervision and regulation can be found in Form 10-K in the Section titled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" and incorporated herein by reference.

     Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 1995. The capital ratios are included in the 1995 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

     Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations the Bank could pay in dividends without regulatory approval approximately $7.5 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

     The Bank is subject to regulation and regular examination by the Federal Deposit Insurance Corporation, and the Office of Financial Institutions of the State of Louisiana. Applicable regulations relate to reserves, investments, loans, issuance of securities, the level of capital, establishment of branches and other aspects of its operations. Should the Bank fail to comply with current regulations, the Federal Deposit Insurance Corporation may initiate sanctions and other administrative proceedings for failure to comply with current regulations and may cease deposit insurance.

Statistical Information

     The following data contains information concerning the business and operations of One American Corp. and its subsidiaries, First American Bank and Trust, and One American Agency, Inc. This information should be read in conjunction with Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1995, 1994, and 1993

Interest Differential

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 1995 and 1994

Securities Portfolio

     The following information called for by Item 1 is included in the Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 1995 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 1995, that exceeded, in aggregate by issuer, 10% of Stockholders'
Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 1995, 1994, 1993,
1992, and 1991

Non-Performing Loans

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 1995, 1994, 1993,
1992, and 1991

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 1995, 1994, 1993,
1992, and 1991

Deposits

     The following information called for by Item 1 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1995, 1994, and 1993


     Maturities of time deposits of $100,000 or more at December
31, 1995, are summarized below:
In thousands

In thousands
3 Months or Less                                              $4,378
Over 3 through 6 Months                                        2,401
Over 6 through 12 Months                                       2,287
Over 12 Months                                                 1,036
   Total                                                     $10,102

Return on Equity and Assets

     The following information called for by Item 1 is included in the 1995 Form 10-K in the Section titled Item 6. "Selected
Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 1995, 1994, 1993, 1992, and 1991
     Average Stockholders' Equity
          December 31, 1995, 1994, 1993, 1992, and 1991
     Selected Ratios
          for the years ended December 31, 1995, 1994, 1993,
1992, and 1991
     Per Share
          for the years ended December 31, 1995, 1994, 1993,
1992, and 1991

Item 2.  Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust the Company owns the premises in which its main office, operation center, and twelve of its branches are located and holds a lease for the one remaining branch.

     The Company considers all properties to be suitable and adequate for their intended purposes and its lease to be fair and reasonable.

Item 3.  Legal Proceedings

     The following information called for by Item 3 is included in the 1995 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations"
Subsection titled "Allowance for Loan Losses" and is incorporated herein by reference.

     In addition, during the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                             Part II

Item 5.  Market for Registrant's Common Stock and Related Security
Holder's Matters

     Common Stock - One American Corp.'s (the Company) stock is not listed on any security exchange. Due to the lack of an active trading market, One American Corp. does not have the available information to furnish the high and low sales price or the range of bid and ask quotations for its stock. On September 22, 1993 the stockholders of the Company adopted a resolution to amend the Articles of Incorporation and to execute a five-for-one stock split in the form of a dividend. The Restated Articles of Incorporation provided for an increase in the number of authorized shares of common stock from 1,000,000 shares to 10,000,000 shares, and to restate the par value per share from $10.00 to $5.00 per share. The Stockholders' Equity section of the Balance Sheet reflects this change at December 31, 1993 and the change is shown retroactive throughout the annual report. Based upon limited inquiries by management, it is believed that the stock of the Company traded at the following amounts:

                                        1995    1994

First Quarter                           $20.00  $15.00
Second Quarter                          $22.00  $15.00
Third Quarter                           $23.00  $16.50
Fourth Quarter                          $26.50  $16.90

     There can be no assurance that these limited inquiries adequately reflect the actual high and low bids or prices for the stock of the Company.

     The Company has 691 stockholders of record as of March 14, 1996.

     The following information called for by Item 5 regarding dividends is included in the 1995 Form 10-K in Item 6. Section titled "Selected Financial Data" and is incorporated herein by reference. There are no restrictions on dividends of the Company.

     Information - Request for additional information or copies of Form 10-K filed with the Securities and Exchange Commission in Washington, DC should be directed to:

     J. B. Falgoust
     President - Chief Executive Officer
     One American Corp.
     P. O. Box 550
     Vacherie, LA 70090-0550

     Transfer Agent and Registrar

     First American Bank and Trust
     P. O. Box 550
     Vacherie, LA 70090-0550

     General Counsel

     Martin, Himel, Peytavin & Nobile
     P. O. Box 278
     Lutcher, LA 70071-0278

     Independent Accountants

     Hannis T. Bourgeois & Co., L. L. P.
     2322 Tremont Drive, Suite 200
     Baton Rouge, LA 70809

Item 6.  Selected Financial Data
SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 1995, 1994, 1993, 1992, and 1991
In thousands, except per share data
                                                    1995        1994        1993        1992        1991
Assets
Cash and Due from Banks                          $15,232     $14,448     $17,078     $15,953     $14,265
Securities                                       139,967     135,639     153,378     158,223     145,617
Loans                                            104,320      92,593      75,652      66,500      59,247
Other Assets                                      12,109      13,162      11,602      11,641      12,686
   Total Assets                                 $271,628    $255,842    $257,710    $252,317    $231,815

Liabilities and Stockholders' Equity
Deposits                                        $239,724    $230,862    $234,762    $232,501    $214,840
Other Liabilities                                  1,692         990         749         688         943
Stockholders' Equity                              30,212      23,990      22,199      19,128      16,032
   Total Liabilities and Stockholders' Equity   $271,628    $255,842    $257,710    $252,317    $231,815

Average Total Assets                            $260,485    $254,367    $248,887    $246,230    $223,631
Average Stockholders' Equity                     $26,979     $22,950     $19,560     $17,332     $15,023
Selected Ratios:
   Loans to Assets                                38.41%      36.19%      29.36%      26.36%      25.56%
   Loans to Deposits                              43.52%      40.11%      32.22%      28.60%      27.58%
   Deposits to Assets                             88.25%      90.24%      91.10%      92.15%      92.68%
   Equity to Assets                               11.12%       9.38%       8.61%       7.58%       6.92%
   Return on Average Assets                        2.01%       1.68%       1.22%       1.40%       0.76%
   Return on Average Equity                       19.45%      18.58%      15.48%      19.84%      11.34%
   Dividend Payout                                16.74%      12.68%      13.39%       9.83%      15.86%
   Avg. Equity-to-Avg. Assets                     10.36%       9.02%       7.86%       7.04%       6.72%

Condensed Consolidated Statements of Income
for the years ended December 31, 1995, 1994, 1993, 1992, and 1991
In thousands, except per share data
                                                    1995        1994        1993        1992        1991
Interest Income                                  $18,205     $15,693     $15,031     $16,828     $18,060
Interest Expense                                   6,511       5,326       5,139       6,716       9,878
   Net Interest Income                            11,694      10,367       9,892      10,112       8,182

Provision for Loan Losses                              -         350         900       1,200       1,000

   Net Interest Income After
      Provision for Loan Losses                   11,694      10,017       8,992       8,912       7,182
Other Income                                       4,464       4,045       2,930       3,484       1,812
Other Expenses                                     8,501       7,990       7,694       7,622       6,626
   Income Before Income Taxes                      7,657       6,072       4,228       4,774       2,368
Applicable Income Tax Expense                      2,410       1,808       1,201       1,335         664

Net Income                                        $5,247      $4,264      $3,027      $3,439      $1,704

Per Share:
   Net Income                                      $3.88       $3.15       $2.24       $2.54       $1.26
   Cash Dividends                                  $0.65       $0.40       $0.30       $0.25       $0.20
   Book Value - End of Year                       $22.35      $17.75      $16.42      $14.15      $11.86

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 1995 and
1994
1995                                                        FOURTH      THIRD       SECOND      FIRST
In thousands                                               QUARTER     QUARTER     QUARTER     QUARTER
Interest Income                                             $4,770      $4,701      $4,476      $4,258
Interest Expense                                             1,711       1,679       1,614       1,507
   Net Interest Income                                       3,059       3,022       2,862       2,751

Provision for Loan Losses                                     (400)        100         150         150

Net Interest Income after Provision
    for Loan Losses                                          3,459       2,922       2,712       2,601
Other Income                                                 1,373         834       1,304         953
Other Expenses                                               2,427       2,000       2,069       2,005

   Income before Income Taxes                                2,405       1,756       1,947       1,549

Applicable Income Taxes                                        839         522         672         377

   Net Income                                               $1,566      $1,234      $1,275      $1,172

Per Share:
   Net Income                                                $1.16       $0.91       $0.94       $0.87

1994                                                        FOURTH      THIRD       SECOND      FIRST
In thousands                                               QUARTER     QUARTER     QUARTER     QUARTER

Interest Income                                             $4,138      $4,080      $3,905      $3,570
Interest Expense                                             1,418       1,324       1,319       1,265
   Net Interest Income                                       2,720       2,756       2,586       2,305

Provision for Loan Losses                                       75          75          75         125

Net Interest Income after Provision
    for Loan Losses                                          2,645       2,681       2,511       2,180
Other Income                                                   670         806       1,690         879
Other Expenses                                               2,114       2,072       2,071       1,734

   Income before Income Taxes                                1,201       1,415       2,130       1,325

Applicable Income Taxes                                        267         430         710         401

   Net Income                                                 $934        $985      $1,420        $924

Per Share:
   Net Income                                                $0.69       $0.73       $1.05       $0.68

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

One American Corp. and Subsidiaries
Management's Discussion and
Analysis of Financial Condition and Results of Operations

The Businesses of One American Corp.

     One American Corp. is comprised of two subsidiaries, First
American Bank and Trust and One American Agency.

     First American Bank and Trust is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers, among services, travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. First American Bank and Trust is insured under the Federal Deposit Insurance Act; but, is not a member of the Federal Reserve System.

     One American Agency provides general insurance agent services for the Company and its subsidiaries. The Agency also provides agent services in relation to credit life and accident and health insurance that is directly related to the extension of credit of other financial services of the Bank.

Overview of 1995

     One American Corp. enjoyed net income for the year 1995 of $5.2 million compared to $4.3 million for the same period of 1994. An improved net interest margin and lower provision for loan losses provided for the majority of increase over last year. These improvements coupled with higher operating income offset slightly by higher operating expenses provided the remaining factors contributing to the $1.0 million increase in One American Corp.'s net income for the year ended 1995. Earnings per common share were $3.88 and $3.15 for the years ended 1995 and 1994, respectively. Return on average assets was 2.01% for the current year, and 1.68% in the same period of 1994. For the years ended 1995 and 1994, return on average equity was 19.45% and 18.58%, respectively.
     Net interest income for 1995 was $11.7 million, 13% greater than $10.4 million from the year 1994, due to a wider net interest margin. The net interest margin on a fully tax equivalent basis (FTE) was 4.96% for the current year versus 4.56% for the same period of 1994.
     During the year 1995, in comparison with the same period of 1994, average loans outstanding increased $14.7 million or 17% due to an increased loan demand. Average total deposits for the year 1995 increased $2.0 million or 1% when compared to the average total deposits for the same period of 1994. Average total assets for the current year increased $6.1 million or 2% when compared to the total average assets of the year 1994. Average shareholders' equity for 1995 was $27.0 million, an increase of 18% over the average shareholders' equity for 1994.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for 1995, 1994, and 1993. Certain earning assets are exempt from income taxes, therefore, a tax equivalent adjustment is included so that tax exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.

     Net interest income on a fully tax equivalent basis (FTE) increased $1.3 million or 12%. Net interest income (FTE) for 1995 was $12.0 million compared to $10.7 million for the prior year. When comparing the results of 1994 to 1993, net interest income (FTE) increased $447 thousand or 4% to $10.7 million from $10.3 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $6.6 million or 3% to $241.4 million during 1995. Average earning assets were $234.8 million in 1994 and $228.4 million in 1993. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page
16. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the State of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the years compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts. As an additional note, the Bank has benefited by the increase in non-interest bearing deposits as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.
     For the year ended 1995, the average yield on earning assets was 7.68%, while the average cost of interest bearing funds was 3.45%, producing a net interest spread (FTE) of 4.23%. The net interest margin (FTE) was 4.98% for the year ended 1995. In comparison, the net interest margin (FTE) for the year ended 1994 was 4.56%. The increase in net interest margin resulted from an increased yield on earning assets, an increase in the volume of loans, and an increase in the volume of noninterest bearing liabilities.
     The table of Average Balance Sheets and Interest Rate Analysis for the periods ended December 31, 1995, December 31, 1994, and December 31, 1993 on pages 25 and 26, and the corresponding table of Interest Differentials on page 27 detail the effect a change in average balances outstanding and the change in interest yield and costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 16 show a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $0 for 1995, a decrease of $350 thousand from the provision for loan losses of $350 thousand for 1994. Net charge offs (recoveries) were $(196) thousand for 1995, an increase in recoveries from $(10) thousand for 1994. As a percentage of average loans net charge offs (recoveries) were (.19)% in 1995 and (.02)% in 1994. Gross charge offs were .43% in 1995 and .13% in 1994. Recoveries as a percentage of gross charge offs were 144.63% in 1995 and 108.93% in 1994.
     The provision for loan losses in 1993 was $900 thousand. In 1993 net charge offs were $219 thousand, or .32% of average loans. Gross charge offs were .48% of average loans and recoveries were 61.89% of gross charge offs. More specifics can be found in the sections entitled Allowance for Loan Losses and Non-performing Assets.

Other Income

     Other income for 1995 was $4.5 million, compared to $4.0 million in 1994. Exclusive of security transactions other income increased $800 thousand.
     Service charges on deposit accounts were $1.8 million for 1995, an increase of $145 thousand or 9% over 1994. Service charges on deposit accounts were $1.7 million in 1994. The primary reasons for the increase in 1995 was an increased number of deposit accounts.

     Gain on purchased assets increased $88 thousand to $1.1 million for 1995 when compared to the prior year. These gains are recognition of collection of principal on certain doubtful loans acquired in the Bank acquisitions (See Note B). The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any, are indeterminable.
     Other operating income for 1995 was $1.0 million compared to the 1994 total of $459 thousand. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank. A portion of the increase in other operating income was non-recurring. Specifically, the Bank received class action damage restitution in the amount of $169 thousand resulting from Guaranteed Investment Contracts which were written down based on regulatory directives in 1992. More specifics can be found on the Guaranteed Investment Contracts in the section entitled Non-performing Assets. Also, in the fourth quarter of 1995 the Bank received a settlement on a prior pending contingency of which a portion of the settlement in the amount of $168 thousand was realized as other income.
     Net gains on investment securities decreased other income by $381 thousand for 1995, compared to a net gain on investment securities of $823 thousand for 1994. The Bank recovered $442 thousand as gains from security transactions during the year 1995. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Other expenses totaled $8.5 million in 1995, a 6% increase over the 1994 total of $8.0 million. Salaries and employee benefits increased $373 thousand or 10%, to $4.2 million for 1995 when compared to $3.9 million for 1994. A portion of the increase in salaries and employee benefits, $235 thousand, was from a performance compensation program instituted by the Bank in 1995. A fraction of additional earnings over the past year were shared with employees on a goal achieved basis. Net occupancy expense was $1.2 million for 1995, versus $1.1 million for 1994, an increase of $59 thousand or 5%. The Bank incurred periodical maintenance expenses on some of its buildings during 1995 which may not occur on a regular basis. Other operating expenses totaled $3.3 million for 1995 compared to $3.5 million for 1994, a decrease of $197 thousand or 6%. For a further analysis of other operating expenses see Note K.
     Net other real estate expense produced a benefit of $159 thousand for 1995. This is a decrease in benefit from 1994 of $276 thousand. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. Expenses from other real estate totaled $12 thousand, which were offset by the income generated from the operations of other real estate of $18 thousand, and net gains on the sale of other real estate and repossessed assets of $153 thousand.
     For 1994, net other real estate expense produced a benefit of $435 thousand. Expenses from other real estate totaled $16 thousand, which were offset by income from the operations of other real estate of $21 thousand, and net gains on the sale of other real estate and repossessed assets of $430 thousand. Management continues to convert these non-performing assets to investable funds at a value which management feels is beneficial to the earnings of the Bank. Also, management recognizes that the contribution of the non-recurring income offset by net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for 1995 was $2.4 million, $1.8 million and $1.2 million for 1994 and 1993, respectively, producing an effective tax rate of 31%, 30%, and 28% respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-

Average Earning Asset Structure
                                                                       1995                 1994                  1993
                                                                            % of                  % of                  % of
                                                               Average    Earning    Average    Earning    Average    Earning
                                                               Balances    Assets    Balances    Assets    Balances    Assets
Interest Bearing Deposits                                           $387       0.2%       $172       0.1%         $0       0.0%
Federal Funds Sold                                                 9,588       4.0%      9,303       4.0%      9,661       4.2%
Securities
  Taxable                                                        119,173      49.3%    127,372      54.2%    133,548      58.5%
  Non-Taxable                                                     10,902       4.5%     11,371       4.8%     11,638       5.1%
Loans - Net                                                      101,318      42.0%     86,625      36.9%     73,580      32.2%
    Total Average Earning Assets                                $241,368     100.0%   $234,843     100.0%   $228,427     100.0%

Average Deposit Structure
                                                                       1995                 1994                   1993
                                                               Average      % of     Average      % of     Average      % of
                                                               Balances   Deposits   Balances   Deposits   Balances   Deposits
Noninterest Bearing Deposits                                     $43,622      18.8%    $39,534      17.1%     35,671      15.6%
NOW Accounts                                                      22,469       9.7%     22,869       9.9%     21,830       9.6%
Savings Accounts                                                  32,189      13.8%     32,741      14.2%     29,854      13.1%
Money Market Deposit Accounts                                     56,457      24.3%     65,046      28.3%     69,050      30.3%
Certificates of Deposits less than $100,000                       69,521      29.8%     62,883      27.3%     65,328      28.6%
   Total Average Core Deposits                                   224,258      96.4%    223,073      96.8%    221,733      97.2%
Certificates of Deposits greater than $100,000                     8,269       3.6%      7,447       3.2%      6,457       2.8%
   Total Average Deposits                                       $232,527     100.0%   $230,520     100.0%   $228,190     100.0%

Average Interest Bearing Liabilities
   as a percentage of Earning Assets                               78.3%                 81.3%                 84.3%

Average Core Deposits
   as a percentage of Total Average Assets                         86.1%                 87.7%                 89.1%

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. At December 31, 1995, average core deposits were approximately $224.3 million or 96% of total average deposits and 86% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure on page 16. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Risk

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, given changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. GAP analysis, is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturities and repricing period inconsistencies. Management also measures interest rate risk exposure by process of dynamic income simulation. The latter process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
     For gap analysis, a decay rate methodology is used to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non-rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non-rate sensitive funds. These decay rates spread the non-rate sensitive balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rates assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions given data collection over the last 10 or so years on MMDA, Savings Accounts, Now Accounts, and Non-interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     Table 2, Interest Rate Sensitivity Table, on page 18 presents the Bank's interest rate sensitivity position at December 31, 1995. Table 2 indicates that the Company's interest bearing liabilities exceed its earning assets out to the one year point in time suggesting a decrease in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.
     In May 1994 the Bank enhanced its interest rate management tools by becoming a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at December 31, 1995, were $11.3 million and $3.8 million at December 31, 1994. The Bank has letters of credit of $576 thousand issued at December 31, 1995. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 1995 the available portion of these credit lines was $603 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above.
     The Bank began issuing credit cards during the third quarter of 1992. As of December 31, 1995, the aggregate credit available is $2.9 million, and $1.9 million at December 31, 1994. Applicants are reviewed through normal lending policies and credit reviews.
     Additionally the Bank has privity to agreements to fund and sell long term mortgages to third party mortgage companies. In the past, some of the mortgage loans were sold with recourse of six months which provided the mortgage companies an option to put back the mortgage loan to the Bank if the borrower became 60 days delinquent according to the loan repayment schedule. Put back options due to delinquencies no longer exist between the Bank and the long-term mortgage companies.
     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Table 2-
Interest Rate Sensitivity Table
December 31, 1995
In thousands
                                  0-90   91-365   1 Year - Over 5   Non-
                                  Days    Days    5 Years  Years  Sensitive  Total
Assets
   Securities                   $48,213  $20,293  $53,355 $10,731       $- $132,592
   Loans, Net of Unearned Income 12,471   21,335   49,395  20,592      527  104,320
   Federal Funds Sold             7,375        -        -       -        -    7,375
   Other Assets                     867        -        -       -   26,474   27,341
     Total Assets               $68,926  $41,628 $102,750 $31,323  $27,001 $271,628

Liabilities
   NOW and Super NOW Deposits    $3,927   $9,227     $522 $10,486        -  $24,162
   Insured Money Market Accounts  4,957   13,682   37,271       -        -   55,910
   Savings Deposits               6,459   14,211    1,614  10,013        -   32,297
   Certificates of Deposits      25,512   37,857   19,065       -        -   82,434
   Noninterest Bearing Deposits   9,592   20,581    1,965  12,783        -   44,921
   Other Liabilities                  -        -        -     350    1,342    1,692
   Stockholders' Equity               -        -        -       -   30,212   30,212
   Total Liabilities and
       Stockholders' Equity     $50,447  $95,558  $60,437 $33,632  $31,554 $271,628

   Interest Rate Sensitivity Gap$18,479 ($53,930) $42,313 ($2,309) ($4,553)       -
   Cumulative Interest Rate
     Sensitivity Gap            $18,479 ($35,451)  $6,862  $4,553        -

   GAP / Assets                     6.8%   -19.9%    15.6%   -0.9%    -1.7%
      Cumulative GAP / Assets       6.8%   -13.1%     2.5%    1.7%     0.0%

Loans

     An analysis of the loan portfolio at December 31, 1995, 1994, 1993, 1992, and 1991, is as follows:

In thousands                                                  1995        1994        1993        1992        1991
Real Estate
   Construction                                             $1,662      $1,241        $499        $473        $464
   Mortgage                                                 81,082      74,403      61,690      52,775      43,032
Farm Loans                                                   1,101       1,646         749         324       1,171
Commercial and Industrial                                   11,531       6,921       5,063       4,750       6,695
Individuals                                                 11,457      10,569       9,927      10,161       9,144
All Other Loans                                                793         901         479         163          18
   Total Loans                                             107,626      95,681      78,407      68,646      60,524
Unearned Income                                                (33)        (11)        (38)       (110)       (188)
Allowance for Loan Losses                                   (3,273)     (3,077)     (2,717)     (2,036)     (1,089)
   Total Loans, Net                                       $104,320     $92,593     $75,652     $66,500     $59,247

     The following is the detail of maturities and sensitivity of loans to changes in interest rates at December 31, 1995:

In thousands                                                Amount
Fixed Rate Loans
   Maturity
      1 Year or Less                                       $27,037
      Over 1 through 5 Years                                50,953
      Over 5 Years                                          21,241
         Total Fixed Rate Loans                             99,231

Variable Rate Loans
   Repricing Frequency
      1 Year or Less                                         7,862
      Over 1 through 5 Years                                     6
      Over 5 Years                                               -
         Total Fixed Rate Loans                              7,868

Nonaccrual Loans (Various)                                     527

         Total Loans                                      $107,626

Note: The information necessary for a breakdown of maturity of the various types of loans is not readily available. The Company has no foreign loans.

Securities

     During December 1995, management had a one time opportunity to reclassify Available for Sale and Held to Maturity securities in the security portfolio. Management reclassified securities classified at the time as Held to Maturity to Available for Sale. Therefore, the Bank's entire security portfolio is classified as Available for Sale.

     Included in the category of Securities of Other US Government Agencies at December 31, 1995 is $19.6 million par value of structured notes, with an amortized cost of $19.6 million and a fair value of $19.2 million, resulting in an unrealized loss in the amount of $400 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are a fraction of (40 - 50%) a certain index (10 year CMT or Prime) plus a certain number of basis points (60 - 170 basis points). These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The prime related securities mature during the second quarter of 1996, while the 10 year CMT securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.3 million at year end 1995 or 3.04% of net loans outstanding. At year end 1994, the allowance for loan losses was $3.1 million or 3.22% of net loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
     During 1991, the Company filed suit against its insurer, Fidelity & Deposit Co. of Maryland, under the forgery or alteration clause of its financial institution bond. The suit was the result of having obtained counterfeit collateral from foreclosure on a charged-off loan. The Twenty-ninth Judicial District Court for the Parish of St. Charles, State of Louisiana awarded a $500 thousand judgment in favor of the Bank. The Fifth Circuit Court of Appeal of Louisiana upheld the district court judgment in favor of the Bank. The insurer applied for a writ of certiorari to the Louisiana Supreme Court of Appeal. The Louisiana Supreme Court denied the writ of certiorari, thus making the district court judgment final. The $500 thousand judgment was received during the fourth quarter of 1995 and placed into Allowance for Loan Losses in the form of a recovery.

     Table 3, Activity in Allowance for Loan Losses, below presents an analysis of activity in the allowance for loan losses for the past five years.
Table 3-

In thousands                                                   1995        1994        1993        1992        1991
Activity in Allowance for Loan Losses

   Beginning Balance                                         $3,077      $2,717      $2,036      $1,089      $1,116

Loans Charged Off:
   Real Estate                                                  295          54         451         282          34
   Commercial, Industrial and
      Agricultural                                              103          47          61         248       1,011
   Individual and Others                                         40          10          62          25          76
Total Charged Off                                               438         111         574         555       1,121

Loan Recoveries:
   Real Estate                                                   98          40          39         108           3
   Commercial, Industrial and
      Agricultural                                              523          58         234         173          70
   Individual and Others                                         13          23          82          21          21
Total Recoveries                                                634         121         355         302          94
   Net Loans Charged Off                                       (196)        (10)        219         253       1,027
   Provision charged to
      Expense                                                     -         350         900       1,200       1,000

Ending Balance                                               $3,273      $3,077      $2,717      $2,036      $1,089

Ending Balance
   Loans-Net                                               $107,593     $95,670     $78,369     $68,536     $60,336
Daily Average Loans                                         101,318      86,625      73,580      62,777      63,780
Ratio of Net Charge-Offs
   to Total Loans                                            -0.18%      -0.01%       0.28%       0.37%       1.70%
Ratio of Net Charge-Offs
   to Average Loans                                          -0.19%      -0.01%       0.30%       0.40%       1.61%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 1995, 1994, 1993, 1992, and 1991:

In thousands                                                   1995        1994        1993        1992        1991
Real Estate                                                  $2,052      $2,433      $2,155      $1,579        $783
Commercial, Industrial and
   Agricultural                                                 415         276         201         151         142
Individual and Others                                            23         368         361         306         164
Unallocated                                                     783         -           -           -           -
   Total Allowance                                           $3,273      $3,077      $2,717      $2,036      $1,089

Non-performing Assets

     Non-performing assets include nonaccrual and impaired loans and other real estate. Loans are considered nonaccrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at December 31, 1995, were $527 thousand, and $432 thousand at December 31, 1994. Loans past due 90 days and still accruing at December 31, 1995 and 1994 were $441 thousand and $313 thousand, respectively. At December 31, 1995, nonaccrual loans were .49% of gross loans outstanding and 16.09% of the allowance for loan losses. At December 31, 1994, these ratios were .45% and 14.03%, respectively.
     The following table presents information on the amount of non-performing loans at December 31, 1995, 1994, 1993, 1992 and 1991:

In thousands                                                  1995        1994        1993        1992        1991
Non-accrual                                                   $527        $432        $240        $505        $986
Past due 90 days or more                                       441         313         331         484         709
Restructured and Impaired                                    3,600         156         273          33         -
   Total                                                    $4,568        $901        $844      $1,022      $1,695

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans which are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not feel that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.
     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate decreased $90 thousand during 1995. At December 31, 1995 and 1994, other real estate was insignificant and $94 thousand, respectively.
     The Bank also has approximately $619 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $1.73 million as partial payments of the $2.35 million in original par value. Of the $1.73 million, $1.26 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.26 million in gains recognized since the write down, $440 thousand was recognized in 1995 and $822 thousand was recognized in the year 1994. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

Regulatory Matters

     The Bank is subject to various capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly discretionary - actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Various regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off - balance - sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the section entitled Capital Adequacy below.
     Management is unaware, based on recent regulatory examinations or otherwise, of any known trends, events or uncertainties which are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management.
Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Bank is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. The regulators have not yet established minimum leverage ratios for the Company. As shown in the table Capital Adequacy Ratios, the Bank's ratios for the reporting periods exceed regulatory minimums.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations the Bank could pay dividends of approximately $7.5 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-
Capital Adequacy Ratios

In thousands                                        December 31,
                                                  1995        1994
Tier 1 Capital:
   Stockholders' Equity                         $29,841     $25,473
Tier 2 Capital:
   Allowance for Loan Losses                      1,615       1,360
      Total Capital                             $31,456     $26,833

Risk-Weighted Ratios:
   Tier 1 Capital                                23.40%      23.42%
   Total Capital                                 24.66%      24.67%
Leverage Ratio                                   11.22%      10.01%
Stockholders' Equity                             10.99%       9.96%

Capital Expenditures

     The Bank made capital improvements to several offices during 1995. The Bank anticipates constructing a new office in LaPlace, St John Parish, Louisiana in 1996. This office will replace an existing facility which is currently leased from a third party. The construction of this facility should greatly enhance the ability to serve the current and future customer base within this market.
     The Bank made capital improvements in electronic data processing in 1994 concerning the adoption of check imaging technology. Imaging can be defined as a process whereby a similar reproduction is made of an original document. This process is possible through the use of digital technology, which captures the image of the document and stores the image on an optical disk. One optical disk has the capacity to store the images of thousands of items. Once stored on disk, the document is available for reproduction many times. On July 12, 1994, the Bank entered into an agreement with Bankline MidAmerica, Inc. for the purpose of purchasing imaging software in the amount of $120 thousand. Also, the Bank entered into an agreement with AT&T - Global Information Systems for the purpose of purchasing imaging hardware in the amount of $334 thousand. The Bank feels that the investment in this fixed asset will provide a benefit for both the Bank and the Bank's customer base.

Table 5-

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                   1995                   1994                   1993
                                                  AVERAGE INCOME/ YIELD/ AVERAGE INCOME/ YIELD/ AVERAGE INCOME/ YIELD/
                                                  BALANCE EXPENSE  RATE  BALANCE EXPENSE  RATE  BALANCE EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                 $387     $23  5.95%    $172      $7  4.08%      $0      $0  0.00%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              9,588     559  5.83%   9,303     369  3.97%   9,661     282  2.92%

   Securities:
     Taxable                                      119,173   7,040  5.91% 127,372   6,122  4.81% 133,548   6,406  4.80%
     Non-Taxable*                                  10,902     963  8.83%  11,371   1,022  8.99%  11,638   1,105  9.49%
   Loans - Net                                    101,318   9,948  9.82%  86,625   8,521  9.84%  73,580   7,614 10.35%
       Total Earning Assets                      $241,368 $18,533  7.68%$234,843 $16,041  6.83%$228,427 $15,407  6.74%
   Allowance for Loan Losses                       (3,046)                (2,908)                (2,537)
   Nonearning Assets                               22,163                 22,432                 22,997
       Total Assets                              $260,485               $254,367               $248,887

Liabilities and Stockholders' Equity
   NOW Accounts                                   $22,469    $491  2.19% $22,869    $828  3.62% $21,830    $458  2.10%
   Savings Accounts                                32,189     812  2.52%  32,741     492  1.50%  29,854     738  2.47%
   Money Market Deposit Accounts                   56,457   1,604  2.84%  65,046   1,729  2.66%  69,050   1,767  2.56%
   Certificates of Deposits less than $100,000     69,521   3,217  4.63%  62,883   2,033  3.23%  65,328   1,984  3.04%
   Certificates of Deposits greater than $100,000   8,269     387  4.68%   7,447     244  3.28%   6,457     192  2.97%
      Total Interest Bearing Liabilities         $188,905  $6,511  3.45%$190,986  $5,326  2.79%$192,519  $5,139  2.67%
   Noninterest Bearing Deposits                    43,622                 39,534                 35,671
   Other Liabilities                                  979                    897                  1,137
   Stockholders' Equity                            26,979                 22,950                 19,560
      Total Liabilities and Stockholders' Equity $260,485               $254,367               $248,887

Net Interest Income - Tax Equivalent Basis*               $12,022                $10,715                $10,268
Tax Equivalent Adjustment                                    (328)                  (347)                  (376)
    Net Interest Income                                   $11,694                $10,368                 $9,892

Net Interest Income - Spread*                                      4.23%                  4.04%                  4.07%

Net Interest Income as a % of Total Earning Assets*                4.98%                  4.56%                  4.50%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -

INTEREST DIFFERENTIALS
In thousands



                                                        1995/1994               1994/1993
                                                 Change due to    Total  Change due to    Total
                                                  Volume   Rate   Change  Volume   Rate   Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts                  $9      $7     $16      $0      $7      $7
   Federal Funds Sold                                 11     179     190     (10)     97      87
   Securities:
      Taxable                                       (394)  1,312     918    (296)     12    (284)
      Non-Taxable*                                   (42)    (17)    (59)    (25)    (58)    (83)
   Loans                                           1,445     (18)  1,427   1,350    (443)    907
      Total Interest Income                        1,029   1,463   2,492   1,019    (385)    634

Interest Bearing Liabilities:
   NOW Accounts                                      (14)   (323)   (337)     22     348     370
   Savings Accounts                                   (8)    328     320      71    (317)   (246)
   Money Market Deposit Accounts                    (228)    103    (125)   (102)     64     (38)
   Certificates of Deposits less than $100,000       215     969   1,184     (74)    123      49
   Certificates of Deposits greater than $100,000     27     116     143      29      23      52
      Total Interest Expense                          (8)  1,193   1,185     (54)    241     187
   Increase (Decrease) in
      Interest Differential                       $1,037    $270  $1,307  $1,073   ($626)   $447

*Tax Equivalent Basis - 34% Rate for the periods dated

Item 8.  Financial Statements and Supplementary Data
One American Corp. and Subsidiaries
Management's Responsibility for Financial Reporting

     The management of One American Corp. and Subsidiaries is responsible for the preparation of the financial statements, related financial data, and other information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information in this annual report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectivity, consistency, and fair presentation of the financial statements, and the financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitor compliance with and assess the effectiveness of the system of internal accounting controls while coordinating audit coverage with the independent public accountants.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountants to review matters relating to financial reporting, internal accounting controls and the nature, extent and results of the audit effort. The independent public accountants have direct access to the Audit Committee with or without management present.

     The financial statements as of December 31, 1995 and 1994, were examined by Hannis T. Bourgeois & Co., L. L. P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 19, 1996

To the Shareholders
   and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 1995 and 1994, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Respectfully submitted,
/s/ Hannis T. Bourgeois & Co., L. L. P.
Hannis T. Bourgeois & Co., L. L. P.
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 1995 and 1994
In thousands                                                                         1995      1994
Assets
   Cash and Due From Banks - Note C                                               $14,365   $14,193
   Interest Bearing Deposits in Other Banks                                           867       255
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                              7,375     8,200
   Securities - Note D:
      Held to Maturity (Fair Value of $-0-
         and $18,306, respectively)                                                     -    18,543
      Available for Sale (Amortized Cost of $132,030
         and $111,142, respectively)                                              132,592   108,896
         Total Securities                                                         132,592   127,439
   Loans - Note E                                                                 107,593    95,670
      Less:  Allowance for Loan Losses - Note F                                    (3,273)   (3,077)
   Loans, Net                                                                     104,320    92,593

   Bank Premises and Equipment - Note G                                             8,461     8,970
   Other Real Estate                                                                    -        94
   Accrued Interest Receivable                                                      2,112     1,740
   Other Assets                                                                     1,536     2,358
        Total Assets                                                             $271,628  $255,842

Liabilities
   Deposits - Note H:
     Noninterest Bearing                                                          $44,921   $42,599
     Interest Bearing                                                             194,803   188,263
         Total Deposits                                                           239,724   230,862

   Accrued Interest Payable                                                           603       335
   Other Liabilities                                                                1,089       655
        Total Liabilities                                                         241,416   231,852

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares - Note I                                              7,500     7,500
   Surplus                                                                          5,000     5,000
   Retained Earnings                                                               17,966    13,597
   Unrealized Gain (Loss) on Securities Available for Sale, Net - Note D              371    (1,482)
   Treasury Stock - 148,385 shares at cost                                           (625)     (625)
        Total Stockholders' Equity                                                 30,212    23,990
        Total Liabilities and Stockholders' Equity                               $271,628  $255,842

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 1995, 1994, and 1993
In thousands, except per share data                                                  1995      1994      1993
Interest Income
   Interest and Fees on Loans                                                      $9,948    $8,521    $7,614
   Interest on Securities:
      Taxable Interest                                                              7,040     6,108     6,406
      Nontaxable Interest                                                             636       674       729
         Total Interest on Securities                                               7,676     6,782     7,135
   Other Interest Income                                                              581       390       282

      Total Interest Income                                                        18,205    15,693    15,031

   Interest Expense on Deposits - Note H                                            6,511     5,326     5,139
      Net Interest Income                                                          11,694    10,367     9,892

Provision for Loan Losses - Note F                                                      -       350       900
   Net Interest Income After
      Provision for Loan Losses                                                    11,694    10,017     8,992

Other Income
   Service Charges on Deposit Accounts                                              1,849     1,704     1,550
   Gain or (Loss) on Securities - Note D                                              442       823       199
   Gain on Purchased Assets - Note B                                                1,147     1,059       845
   Other Operating Income                                                           1,026       459       336
      Total Other Income                                                            4,464     4,045     2,930
      Income Before Other Expenses                                                 16,158    14,062    11,922

Other Expenses
   Salaries and Employee Benefits - Note J                                          4,224     3,851     3,883
   Net Occupancy Expense                                                            1,150     1,110       876
   Net ORE Expense                                                                   (159)     (435)     (289)
   Other Operating Expenses - Note K                                                3,286     3,464     3,224
      Total Other Expenses                                                          8,501     7,990     7,694
       Income Before Income Taxes                                                   7,657     6,072     4,228
Applicable Income Taxes - Note L                                                    2,410     1,808     1,201
      Net Income                                                                   $5,247    $4,264    $3,027

      Net Income Per Share                                                          $3.88     $3.15     $2.24

      Cash Dividends Per Share                                                      $0.65     $0.40     $0.30

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 1995, 1994, and 1993
In thousands                                                                         1995      1994      1993
Common Stock
  Balance - Beginning of Period                                                    $7,500    $7,500    $3,000
  Transferred Due to Stock Split                                                        -         -     4,500
  Balance - End of Period                                                          $7,500    $7,500    $7,500

Surplus
  Balance - Beginning of Period                                                    $5,000    $5,000    $2,500
  Transferred from Retained Earnings                                                    -         -     2,500
  Balance - End of Period                                                          $5,000    $5,000    $5,000

Retained Earnings
  Balance - Beginning of Period                                                   $13,597    $9,874   $14,252
  Transferred to Surplus                                                                -         -    (2,500)
  Transferred Due to Stock Split                                                        -         -    (4,500)
  Net Income                                                                        5,247     4,264     3,027
  Cash Dividends                                                                     (878)     (541)     (405)
  Balance - End of Period                                                         $17,966   $13,597    $9,874

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                                   ($1,482)     $448        $0
  Net Change in Unrealized Gain (Loss)                                              1,853    (1,930)      448
  Balance - End of Period                                                            $371   ($1,482)     $448

Treasury Stock
  Balance - Beginning and End of Period                                             ($625)    ($625)    ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1995, 1994, and 1993
In thousands                                                                         1995      1994      1993
Cash Flows From Operating Activities
  Net Income                                                                       $5,247    $4,264    $3,027
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                     (1,147)   (1,059)     (845)
      Provision for Depreciation                                                      686       655       641
      Provision for Loan Losses                                                         -       350       900
      Accretion on Securities                                                        (412)     (264)     (204)
      Provision (Credit) for Deferred Income Taxes                                    (90)      (97)     (271)
      (Gain) Loss on Sale of Other Real Estate                                       (153)     (430)     (323)
      (Gain) Loss on Sale of Equipment                                                  6         -        12
      (Gain) Loss on Securities                                                      (442)     (823)     (199)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                             (372)      196       361
      (Increase) Decrease in Other Assets                                             (41)     (824)       27
      Increase (Decrease) in Accrued Interest Payable                                 268        91       (44)
      Increase (Decrease) in Other Liabilities                                        638        13        38
        Net Cash Provided by Operating Activities                                   4,188     2,072    $3,120

Cash Flows From Investing Activities
  Net (Increase) Decrease in Interest Bearing Deposits                               (612)     (256)        -
  Maturities or Calls of Securities Available for Sale                             65,451   111,943         -
  Maturities or Calls of Securities Held to Maturity                                  767       350   134,949
  Purchases of Securities Available for Sale                                      (67,651) (103,105)        -
  Purchases of Securities Held to Maturity                                           (502)   (4,433) (124,540)
  Proceeds from Sale of Securities Available for Sale                                 442       470     5,245
  Net (Increase) Decrease in Federal Funds Sold                                       825    10,675    (9,725)
  Net (Increase) Decrease in Loans                                                (10,626)  (16,247)   (9,532)
  Proceeds from Sale of Other Real Estate                                             293       991       527
  Proceeds from Sale of Premises, Equipment, and Other Assets                         215         2         4
  Purchases of Premises and Equipment                                                (398)   (1,043)     (845)
    Net Cash Used in Investing Activities                                         (11,796)     (653)   (3,917)

(Continued on next page)

Consolidated Statements of Cash Flows
for the years ended December 31, 1995, 1994, and 1993
In thousands
(Continued)                                                                          1995      1994      1993
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                           (3,367)   (4,784)    7,518
  Net Increase (Decrease) in Certificates of Deposits                              12,227       886    (5,258)
  Dividends Paid                                                                   (1,080)     (406)     (338)
    Net Cash Provided (Used) By Financing Activities                                7,780    (4,304)    1,922

Decrease in Cash and Cash Equivalents                                                 172    (2,885)    1,125
Cash and Cash Equivalents - Beginning of Year                                      14,193    17,078    15,953
Cash and Cash Equivalents - End of Period                                         $14,365   $14,193   $17,078

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                             $2,032    $1,987    $1,453

   Interest Paid on Deposits                                                       $6,243    $5,235    $5,184

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                                  $46       $16      $326

   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                                $2,807   ($2,925)     $679

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale                        $954     ($995)     $231

   Transfer of Securities from Held to Maturity to Available for Sale             $18,384         -         -           -

Noncash Financing Activities:
   Dividends Declared and Not Paid                                                   $338      $541      $405

   Transfer from Retained Earnings to Surplus                                           -         -    $2,500

   Transfer from Retained Earnings Due to Stock Split                                   -         -    $4,500

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1995, 1994, and 1993

NOTE A
Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company) and its wholly-owned Subsidiaries, First American Bank and Trust (the Bank), and One American Agency, Inc. are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. and its wholly-owned subsidiaries, First American Bank and Trust, and One American Agency, Inc. All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

     Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities," which requires the classification of securities as held to maturity, trading, or available for sale.
     Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank does not engage in trading account activities.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
     The Bank generally discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

     Allowance for Loan Losses - The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans, the level and composition of classified loans, historical loss experience, results of examinations by regulatory agencies, an internal asset review process, expectations of future economic conditions and their impact on particular borrowers, and other judgmental factors.
     The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

     Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives (ten to thirty years for buildings, three to ten years for equipment) using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
     The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal and the resulting gains or losses are included in current operations.
     Expenditures for maintenance and repairs are charged to operations as incurred. Costs of major additions and improvements are capitalized.

     Other Real Estate - Other real estate is comprised of properties acquired through foreclosure or negotiated settlement. The carrying value of these properties is lower of cost or fair value less estimated selling expenses. Loan losses arising from the acquisition of these properties are charged against the allowance for loan losses. Any subsequent market reductions required are charged to other real estate expense. Revenues and expenses associated with maintaining or disposing of foreclosed properties are recorded during the period in which they are incurred.

     Income Taxes - The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such timing differences.
     Deferred taxes are provided utilizing a liability method in accordance with SFAS No. 109 whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     The Company and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Companies in accordance with state statutes.

     Earnings per Common Share - The computation of earnings per share and other per share amounts of common stock is based on the weighted average number of shares of common stock outstanding during each year, which is 1,351,615 for all periods presented. These items have been retroactively restated as discussed in Note I.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks (including cash items in process of clearing).

     Current Accounting Developments - The Financial Accounting Standards Board has issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan," amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which became effective for years beginning after December 15, 1994. The statements generally require impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.
Reference should be made to Note E regarding the application of these statements.

NOTE B
Acquisitions

     On August 26, 1994, the Bank acquired certain assets and liabilities of the former Oak Tree Federal Savings Bank office located in LaPlace, Louisiana from the Resolution Trust Corporation (RTC). Pursuant to a Purchase and Assumption Agreement, the Bank assumed $4.7 million of deposits and specific liabilities, and purchased assets having a book value of $12 thousand. The Bank purchased the deposits at a premium of $453 thousand or 9.65%. The net premium paid on these deposits is included in other assets on the balance sheet at December 31, 1995 and 1994, and is being amortized over fifteen years. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition.
     Gain on purchased assets is recognized from acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made and is included in the financial statements as Gain on Purchased Assets.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 1995 and 1994, were approximately $2.4 million and $2.1 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 1995 and 1994 are summarized as follows:

                                                                    1995

                                                             Gross       Gross
                                               Amortized   Unrealized  Unrealized     Fair
In thousands                                      Cost       Gains       Losses      Value
U. S. Treasury Securities                       $44,630        $318         ($2)    $44,946
Securities of Other U. S. Government Agencies    64,227         141        (543)     63,825
Mortgage-Backed Securities                       11,254         223         (25)     11,452
Obligations of State and Political Subdivisions  11,133         452          (2)     11,583
Equity Securities                                   786           -           -         786
   Totals                                      $132,030      $1,134       ($572)   $132,592

                                                                    1994
                                                             Gross       Gross
                                               Amortized   Unrealized  Unrealized     Fair
                                                  Cost       Gains       Losses      Value

U. S. Treasury Securities                       $58,871          $0       ($584)    $58,287
Securities of Other U. S. Government Agencies    39,740          11      (1,387)     38,364
Mortgage-Backed Securities                       11,757          95        (381)     11,471
Obligations of State and Political Subdivisions     774           -           -         774
   Totals                                      $111,142        $106     ($2,352)   $108,896

     Included in the category of Securities of Other US Government Agencies at December 31, 1995 and 1994 is $19.6 million par value of structured notes, with an amortized cost at December 31, 1995 of $19.6 million and a fair value of $19.2 million. The resulting unrealized loss in the amount $400 thousand accounts for approximately 70% of the Bank's gross unrealized loss on securities at December 31, 1995. At December 31, 1994, the amortized cost of these securities was $19.6 million with a fair value of $18.5 million. The resulting $1.1 million loss accounted for approximately 50% of the Bank's gross unrealized loss on securities at that time. The structured notes, which are issued by US government agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.
     The Bank also has approximately $619 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $1.73 million as partial payments of the $2.35 million in original par value. Of the $1.73 million, $1.26 million was recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.26 million in gains recognized since the write down, $440 thousand was recognized in 1995 and $822 thousand was recognized in the year 1994. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.
     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 1995.
Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

                                               Amortized      Fair      Average
In thousands                                      Cost       Value       Yield
U. S. Treasury Securities
   Within 1 Year                                $29,637     $29,797        5.98%
   After 1 but Within 5 Years                    14,993      15,149        6.27%
   After 5 but Within 10 Years                        -           -        0.00%
   After 10 Years                                     -           -        0.00%
                                                 44,630      44,946        6.08%
Securities of Other U. S. Government Agencies
   Within 1 Year                                  8,599       8,595        5.36%
   After 1 but Within 5 Years                    55,628      55,230        5.65%
   After 5 but Within 10 Years                        -           -        0.00%
   After 10 Years                                     -           -        0.00%
                                                 64,227      63,825        5.61%
Mortgage-Backed Securities
   Within 1 Year                                     $1          $1        9.46%
   After 1 but Within 5 Years                       120         125        9.76%
   After 5 but Within 10 Years                    1,965       2,040        9.18%
   After 10 Years                                 9,168       9,286        7.01%
                                                 11,254      11,452        7.43%
Obligations of State and Political Subdivisions*
   Within 1 Year                                    670         670       10.20%
   After 1 but Within 5 Years                     5,690       5,919        9.05%
   After 5 but Within 10 Years                    4,116       4,326        8.36%
   After 10 Years                                   657         664        8.48%
                                                 11,133      11,583        8.83%


Equity Securities                                   786         786        3.64%
                                                    786         786        3.64%

      Totals                                   $132,030    $132,592        6.20%
* Tax Equivalent Basis - 34% in 1995

     Securities available for sale with a carrying amount of $20.1 million and $25.5 million at December 31, 1995 and 1994, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas stock which is included in Equity Securities and is reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $786 thousand and $774 thousand, which approximates fair value, at December 31, 1995 and 1994, respectively.
     Gross realized gains and losses from the sale of securities for the years ended December 31, 1995, 1994, and 1993 are as follows:

In thousands                                                  1995        1994        1993
Realized gains                                                $442        $823        $203
Realized losses                                                  -           -          (4)
   Total Realized Gain (Loss)                                 $442        $823        $199

     Amortized costs and fair values of securities being held to maturity as of December 31, 1994 are summarized as follows:

                                                                    1994

                                                             Gross       Gross
                                               Amortized   Unrealized  Unrealized     Fair
                                                  Cost       Gains       Losses      Value
U. S. Treasury Securities                        $7,257          $9       ($155)     $7,111
Obligations of State and Political Subdivisions  11,286         156        (247)     11,195
   Totals                                       $18,543        $165       ($402)    $18,306

     Securities being held to maturity with a carrying amount of $3.4 million at December 31, 1994, were pledged as collateral on public deposits and for other purposes as required or permitted by law.

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 1995 and 1994, is as follows:

In thousands                                       1995        1994
Real Estate - Construction                       $1,662      $1,241
Real Estate - Mortgage                           81,082      74,403
Loans to Farmers                                  1,101       1,646
Commercial and Industrial Loans                  11,531       6,921
Loans to Individuals                             11,457      10,569
All Other Loans                                     793         901
Total Loans                                    $107,626     $95,681
Unearned Income                                     (33)        (11)
   Total Loans, Net                            $107,593     $95,670

     The Bank had loans on a non-accrual basis totaling approximately $527 thousand and $431 thousand at December 31, 1995 and 1994, respectively. The Bank recognized $29 thousand in interest income during 1995 and $20 thousand in interest income during 1994 on these loans. Had the loans been performing, approximately $32 thousand and $33 thousand in additional income would have been recognized for the years ended December 31, 1995 and 1994. Loans contractually past due 90 days or more in addition to loans on non-accrual, were $441 thousand and $313 thousand at December 31, 1995 and 1994.
     Impaired loans having recorded investments of $3.6 million at December 31, 1995 has been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The total allowance for loan losses related to these loans was $1.4 million at December 31, 1995. Interest received on impaired loans amounted to $399 thousand at December 31, 1995.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 1995 and 1994, are as follows:

In thousands                                       1995        1994
Balance - Beginning of Year                      $2,197      $2,492
New Loans                                           954         430
Repayments                                       (1,196)       (725)
Balance - End of Year                            $1,955      $2,197

Maximum Balance During the Year                  $2,197      $2,539

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

In thousands                                       1995        1994        1993
Balance - Beginning of Year                      $3,077      $2,717      $2,036
   Current Provision from Income                      -         350         900
   Recoveries on Loans Charged-Off                  634         121         355
   Loans Charged-Off                               (438)       (111)       (574)
Balance - End of Year                            $3,273      $3,077      $2,717

Ratio of Allowance for Loan Losses to
   Non-accrual Loans at End of Year              621.06%     712.87%    1132.19%

Ratio of Allowance for Loan Losses to
   Impaired Loans at End of Year                  90.92%          -           -

Ratio of Allowance for Loan Losses to Loans
   Outstanding at End of Year                      3.04%       3.22%       3.47%

Ratio of Net Loans Charged-Off to
   Loans Outstanding at End of Year                (.18%)      (.02%)       0.32%

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related accumulated depreciation at December 31, 1995 and 1994, are as follows:

In thousands                                       1995        1994
Land                                             $2,342      $2,342
Bank Premises                                     6,999       6,999
Furniture and Equipment                           4,322       4,171
                                                $13,663     $13,512
Accumulated Depreciation                         (5,202)     (4,542)
   Total                                         $8,461      $8,970

     Depreciation charged to operating expenses for the three years ended December 31, 1995, 1994, and 1993, respectively, was $686 thousand, $655 thousand, and $641 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 1995 and 1994:

In thousands                                       1995        1994
Demand Deposit Accounts                         $44,921     $42,599
NOW and Super NOW  Accounts                      24,160      20,966
Insured Money Market Accounts                    55,909      64,878
Savings Accounts                                 32,299      32,213
Certificates of Deposit over $100,000            10,102       7,827
Other Certificates of Deposit                    72,333      62,379
   Total                                       $239,724    $230,862

     Interest expense on Certificates of Deposit over $100
thousand at December 31, 1995, 1994, and 1993, amounted to $387 thousand, $244 thousand and $192 thousand, respectively.
     Public Fund deposits at December 31, 1995 and 1994, were
$15.7 million and $19.4 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Dividends are paid by the Company from its assets which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Regulatory approval is required to pay dividends in excess of the Bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 1995, the Bank had retained earnings of $19.7 million of which $7.5 million was available for distribution without prior regulatory approval.
     The Bank is also required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulators. At December 31, 1995, the Bank is required to have minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 23.40% and 24.66%, respectively. The Bank's Leverage Ratio at December 31, 1995, was 11.22%.
     Under current regulations, the Bank is limited in the amount it may loan to its affiliates. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank's capital and surplus.
     On September 22, 1993 the stockholders of the Company adopted a resolution to amend the Articles of Incorporation and to execute a five-for-one stock split in the form of a dividend. The Restated Articles of Incorporation provided for an increase in the number of authorized shares of common stock from 1,000,000 shares to 10,000,000 shares, and to restate the par value per share from $10.00 to $5.00 per share. All earnings per share information presented has been retroactively restated to reflect this change.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plans assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 1995 or 1994.

     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. Pension expense was $164 thousand, $133 thousand and $123 thousand for the years ended December 31, 1995, 1994, and 1993, respectively. The majority of the plans assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 1995 and 1994.

In thousands                                       1995        1994
Actuarial Present Value of Benefit Obligations:
Vested Benefits                                  $2,455      $2,417
Accumulated Benefits                             $3,305      $2,837

Projected Benefits                              ($4,456)    ($3,666)
Plan Assets at Fair Value                         4,881       3,984

Projected Benefit Obligation Less
   Than (In Excess Of) Plan Assets                  425         318
Unrecognized Net (Gain) Loss                        207         281
Unrecognized Net Obligation (Asset)                (256)       (275)
Prepaid Pension Expense                            $376        $324

     Assumptions used by the Company in the determination of pension plan information consisted of the following:

                                                  1995        1994
Discount Rate                                     8.25%       8.25%
Rate of Increase in Compensation Levels           5.50%       5.50%
Expected Long-Term Rate of Return
   on Plan Assets                                 9.00%       9.00%

     Net pension expense for 1995, 1994, and 1993 included the following components:

                                                  1995        1994        1993
Service Cost                                      $245        $249        $220
Interest Cost                                      297         256         226
Return on Assets                                  (724)         14        (400)
Net Amortization and Deferral                      346        (386)         77
   Total                                          $164        $133        $123

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $529 thousand and $507 thousand for the years ended December 31, 1995 and 1994, respectively. The Bank had set aside reserves in the amount of $540 thousand for payment of unreported claims with dates of service through December 31, 1995.

NOTE K
Other Operating Expenses

     The analysis of other operating expenses for the years ended
December 31, 1995, 1994, and 1993, are as follows:

In thousands                                      1995        1994        1993
Advertising and Public Relations                  $344        $331        $301
Director Fees                                      152         161         187
Equipment Expense                                  888         821         786
Regulatory Assessments                             267         603         606
Legal and Professional                             266         337         267
Postage and Shipping                               167         159         156
Service Charges-Other Institutions                 112         113         104
Stationery, Printing, and Supplies                 328         274         256
Telephone                                          159         210         198
Other                                              584         455         363
   Total                                        $3,267      $3,464      $3,224

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.4 million for 1995, $1.8 million for 1994, and $1.2 million for 1993. The provisions represent effective tax rates of 31% for 1995 and 30% for 1994 and 28% for 1993. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.

In thousands                                      1995        1994        1993
Income Taxes Based on Statutory Rates -
   34% in 1995, 1994, and 1993                  $2,603      $2,064      $1,438
Tax Exempt Income                                 (216)       (229)       (248)
Other - Net                                         23         (27)         11
   Total                                        $2,410      $1,808      $1,201

     The components of consolidated income tax expense (benefits) are:

In thousands                                      1995        1994        1993
Provision for Current Taxes                     $2,500      $1,905      $1,472
Provision (Credit) for Deferred Taxes              (90)        (97)       (271)
   Total                                        $2,410      $1,808      $1,201

     A deferred income tax asset of $471 thousand and $1.3 million is included in other assets at December 31, 1995 and 1994, respectively. The deferred tax provision (credit) consists of the following timing differences:

In thousands                                      1995        1994        1993
Depreciation Expense for Tax Reporting
   in Excess of Amount for Financial Reporting     $14          $6          $9
Provision for Loan Losses for Financial
    Reporting in Excess of Amount for
    Tax Reporting                                  (63)       (128)       (280)
Other Real Estate Write-Offs for Financial
   Reporting  in Excess of Amount for
   Tax Reporting                                     -           -           1
Accretion Income for Financial Reporting
   in Excess of Tax Reporting                       (4)         25          (1)
Increase in Insurance Reserve                      147           _           _
Increase in Prepaid Pension                        110           -           -

   Total                                          ($90)       ($97)      ($271)

     The net deferred tax asset consists of the following components at December 31, 1995 and 1994:

In thousands                                      1995        1994
Depreciation                                     ($351)      ($337)
Provision for Loan Losses                        1,014         951
Accretion Income                                   (38)        (42)
Insurance Reserve                                  147           -
Prepaid Pension                                   (110)          -
Unrealized (Gain) Loss on Securities
   Available for Sale                             (191)        763
   Total Deferred Tax Asset                       $471      $1,335

NOTE M
Short-Term Borrowings
     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit available with Federal Home Loan Bank of Dallas amounts to approximately $5.7 million at December 31, 1995. This amount is computed based on the Bank's stock position less current advances, not to exceed 65% of the Bank's outstanding 1-4 family mortgage loans. The agreement provides for interest based upon the federal funds rate on outstanding balances for short term purposes and a certain spread above the treasury yield curve for longer term advances. Drawings on the line were $350 thousand and $0 at December 31, 1995 and 1994 respectively. The line is collateralized by a blanket lien on 1-4 family mortgage loans.

NOTE N
Off-Balance Sheet Instruments

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     In the normal course of business the Company has made commitments to extend credit of $15.3 million at December 31, 1995. This amount includes unfunded loan commitments aggregating $14.8 million and letters of credit of $576 thousand.

NOTE O
Concentrations of Credit

     All of the Bank's business activities are with customers in the Bank's market area, which consists primarily of the southeast region of the State of Louisiana. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are shown in Note E. Most of the Bank's credits are to individuals and small businesses secured by real estate. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of $2 million.

NOTE P
Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Short-Term Investments - For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Securities - Fair value of securities held to maturity and available for sale is based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan loss which was used to measure the credit risk, is subtracted from loans.

     Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements at the reporting date.
     The estimated approximate fair values of the Bank's financial instruments as of December 31, 1995 and 1994 are as follows:

In thousands                                         1995                    1994
                                              Carrying                Carrying
                                               Amount    Fair Value    Amount    Fair Value
Financial Assets:
   Cash and
      Short-Term Investments                   $22,607     $22,607     $22,648     $22,648
   Securities                                  132,592     132,592     127,439     127,202
   Loans - Net                                 104,320     104,416      92,593      90,980
                                              $259,519    $259,615    $242,680    $240,830

Financial Liabilities:
   Deposits                                   $239,724    $239,817    $230,862    $231,882

Unrecognized Financial Instruments
   Commitments to Extend Credit
      and Letters of Credit                         $0          $2          $0          $2

NOTE Q
Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE R
Parent Company Financial Statements
     The financial statements for One American Corp. (Parent
Company Only) are presented below:

BALANCE SHEETS
December 31, 1995 and 1994
In thousands
                                                 1995         1994
Assets
   Cash                                         $1,252        $931
   Receivables from Subsidiaries                   361           -
   Income Tax Receivable                             -          13
   Investment in Subsidiaries:
      First American Bank and Trust             29,125      23,460
      One American Agency, Inc.                    160         128
                                                29,285      23,588
      Total Assets                             $30,898     $24,532

Liabilities
   Accrued Dividend Payable                       $338        $542
   Income Taxes Payable                            348           -
                                                   686         542

Stockholders' Equity
   Common Stock                                  7,500       7,500
   Surplus                                       5,000       5,000
   Retained Earnings                            18,337      12,115
   Treasury Stock - 148,385 shares at cost        (625)       (625)
   Total Stockholders' Equity                   30,212      23,990
     Total Liabilities and Stockholders' Equity$30,898     $24,532

STATEMENTS OF INCOME
for the years ended December 31, 1995, 1994, and 1993
In thousands                                     1995         1994        1993
Income
   Interest Income                                 $17         $11          $8
   Dividends from Subsidiaries:
      First American Bank and Trust              1,425         600         525
      One American Agency, Inc.                      -           -           -
         Total Income                            1,442         611         533

Expenses
   Operating Expenses                               53          48          67
       Total Expenses                               53          48          67

Income before Income Taxes and Equity in
   Undistributed Net Income of Subsidiaries      1,389         563         466

Income Tax Expense (Benefit)                       (12)        (13)        (20)

Income before Equity in Undistributed
   Net Income of Subsidiaries                    1,401         563         486

Equity in Undistributed Net Income of
   Subsidiaries                                  3,846       3,688       2,541

     Net Income                                 $5,247      $4,264      $3,027

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1995, 1994, and 1993
In thousands                                                        1995        1994        1993
Cash Flows From Operating Activities:
   Net Income                                                     $5,247      $4,264      $3,027
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Equity in Undistributed Net Income of Subsidiaries       (3,846)     (3,688)     (2,541)
         Changes in Assets and Liabilities:
            (Increase) Decrease in Receivables from Subsidiaries    (361)         45         (23)
            (Increase) Decrease in Income Tax Receivables             13         (13)          -
            Increase (Decrease) in Income Taxes Payable              348         (25)         20

      Net Cash Provided by Operating Activities                    1,401         583         483

Cash Flows From Financing Activities:
   Dividends Paid                                                 (1,080)       (406)       (338)
      Net Cash Used in Financing Activities                       (1,080)       (406)       (338)

Net Increase in Cash                                                 321         177         145
Cash - Beginning of Year                                             931         754         609
Cash - End of Year                                                $1,252        $931        $754

Noncash Financing Activities:
   Dividends Declared and Not Paid                                  $338        $541        $406

   Change in Unrealized Gain (Loss) on Securities Available
      For Sale, Net                                               $1,853     ($1,930)       $449

   Transfer From Retained Earnings to Surplus                          -           -      $2,500

   Transfer From Retained Earnings Due to Stock Split                  -           -      $4,500

Item 9.   Disagreements on Accounting and Financial Disclosures

     Not Applicable.

                            Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 1996 Annual
Meeting of Stockholders and is incorporated herein by reference.

                             Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)  Financial Statements

                    1.   The financial statements of One American
               Corp. in the Company's 1995 Form 10-K are incorporated by reference in Item 8.

                    2.   Other financial statement schedules are
               either omitted because they are inapplicable or included in the financial statements or related notes.


(b)  Reports on Form 8-K

               There were no Forms 8-K filed in the quarter ended
          December 31, 1995.

(c)  Exhibits

                    3. Articles of Incorporation and by-laws of One American Corp. are incorporated by reference to the Company's Registration Statement on Form S-14 filed October 29, 1982, with the Security and Exchange Commission.

                    22.  Subsidiaries of the Registrant
                    First American Bank and Trust, incorporated
under the laws of the State of                         Louisiana

                              One American Agency, Inc.,
               incorporated under the laws of the State of Louisiana

                    23.  Definitive Proxy Statement for the 1996
               Annual Meeting of Stockholders' of One American
               Corp.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ONE AMERICAN CORP.

                                             /s/ J. B. Falgoust
                                             J. B. Falgoust
                                             President

                                             Dated  March 14, 1996

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 1996:

/s/ J. B. Falgoust, President, (principal executive, financial and accounting officer) and Director
J. B. Falgoust

/s/ Craig G. Brazan, Director
Craig G. Brazan

/s/ E. V. Cazenave, Jr., Director
E. V. Cazenave, Jr.

/s/ Michael J. Cazenave, Director
Michael J. Cazenave

/s/ Dean T. Falgoust, Director
Dean T. Falgoust

/s/ Preston L. Falgoust, Director
Preston L. Falgoust

/s/ Luke T. Granier, Jr., Director
Luke T. Granier, Jr.

/s/ Marcel T. Graugnard, Jr., Director
Marcel T. Graugnard, Jr.

/s/ Honora F. Gravois, Director
Honora F. Gravois

/s/ Anthony J. Nobile, Director
Anthony J. Nobile

/s/ Dr. Carl J. Poche, Director
Dr. Carl J. Poche

/s/ Craig A. Vitrano, Director
Craig A. Vitrano

/s/ David J. Vial, Director
David J. Vial

/s/ Albert J. Waguespack, Director
Albert J. Waguespack

/s/ Francis A. Waguespack, Jr., Director
Francis A. Waguespack, Jr.

                           Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ONE AMERICAN CORP.




                                             ______________________
                                             J. B. Falgoust
                                             President

                                             Dated_________________


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 1996.


______________________________,President, (principal executive,financial
J. B. Falgoust                            and accounting officer) and Director

______________________________,Director
Craig G. Brazan

______________________________,Director
E. V. Cazenave, Jr.

______________________________,Director
Michael J. Cazenave

______________________________,Director
Dean T. Falgoust

______________________________,Director
Preston L. Falgoust

______________________________,Director
Luke T. Granier, Jr.

______________________________,Director
Marcel T. Graugnard, Jr.

______________________________,Director
Honora F. Gravois

______________________________,Director
Anthony J. Nobile

______________________________,Director
Dr. Carl J. Poche

______________________________,Director
Dr. David J. Vial

______________________________,Director
Dr. Craig A. Vitrano

______________________________,Director
Albert J. Waguespack

______________________________,Director
Francis A. Waguespack, Jr.