Form 10-Q
period 1996-03-31
ONE AMERICAN CORP
filed 1996-05-10
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
Quarter Ended March 31, 1996           Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


     Louisiana                                    72-0948181
(State or other jurisdiction of       (IRS Employer Identification No.)
 Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                                   70090-0550
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:  (504) 265-2265

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

     Common stock $5 Par Value, 1,351,615 shares outstanding as of May 9, 1996.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      March 31, 1996, December 31, 1995, and March 31, 1995           3

   Consolidated Statements of Income
      for the three months ended March 31, 1996 and 1995              4

   Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1996 and 1995              5

   Consolidated Statements of Cash Flows
      for the three months ended March 31, 1996 and 1995              6

   Notes to Consolidated Financial Statements                         8

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      11

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended March 31, 1996,
      December 31,1995,and March 31, 1995                            20

   Interest Differentials
      for the three months ended March 31, 1996,
      December 31,1995,and March 31, 1995                            21


                             Part II
Other Information

   Legal Proceedings                                                 22

   Exhibits and Reports on Form 8-K                                  22

   Management's Responsibility for Financial Reporting               23

   Signatures                                                        24

Consolidated Balance Sheets
One American Corp. and Subsidiaries                               Unaudited Unaudited Unaudited
In thousands                                                      March 31,December 31,March 31,
                                                                     1996      1995      1995
Assets
   Cash and Due From Banks                                          $10,903   $14,365   $10,345
   Interest Bearing Deposits in Other Banks                             910       867       261
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                9,150     7,375    13,175
   Securities:
      Held to Maturity (Fair Value of $-0-, $-0-,
         and $18,017, respectively)                                       -         -    17,931
      Available for Sale (Amortized Cost of $140,566, $132,030
         and $107,759, respectively)                                140,683   132,592   106,221
         Total Securities                                           140,683   132,592   124,152
   Loans                                                            109,267   107,593    98,014
      Less:  Allowance for Loan Losses                               (3,281)   (3,273)   (2,917)
   Loans, Net                                                       105,986   104,320    95,097

   Bank Premises and Equipment                                        8,750     8,461     8,928
   Accrued Interest Receivable                                        2,095     2,112     1,500
   Other Assets                                                       2,343     1,536     2,015
        Total Assets                                               $280,820  $271,628  $255,473

Liabilities
   Deposits:
     Noninterest Bearing                                            $47,355   $44,920   $40,197
     Interest Bearing                                               200,550   194,803   188,821
         Total Deposits                                             247,905   239,723   229,018

   Accrued Interest Payable                                             512       603       326
   Other Liabilities                                                  1,504     1,090       500
        Total Liabilities                                           249,921   241,416   229,844

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                         7,500     7,500     7,500
   Surplus                                                            5,000     5,000     5,000
   Retained Earnings                                                 18,947    17,966    14,769
   Unrealized Gain (Loss) on Securities Available for Sale, Net          77       371    (1,015)
   Treasury Stock - 148,385 shares at cost                             (625)     (625)     (625)
        Total Stockholders' Equity                                   30,899    30,212    25,629
        Total Liabilities and Stockholders' Equity                 $280,820  $271,628  $255,473

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 1996 and 1995                Unaudited Unaudited
In thousands, except per share data                                  1996      1995
Interest Income
   Interest and Fees on Loans                                        $2,660    $2,268
   Interest on Securities:
      Taxable Interest                                                1,797     1,687
      Nontaxable Interest                                               156       159
         Total Interest on Securities                                 1,953     1,846
   Other Interest Income                                                205       144

      Total Interest Income                                           4,818     4,257

   Interest Expense on Deposits                                       1,780     1,507
      Net Interest Income                                             3,038     2,750

Provision for Loan Losses                                                30       150
   Net Interest Income After
      Provision for Loan Losses                                       3,008     2,601

Other Income
   Service Charges on Deposit Accounts                                  492       465
   Gain or (Loss) on Securities                                         146         2
   Gain on Purchased Assets                                             197       342
   Other Operating Income                                               179       144
      Total Other Income                                              1,014       953
      Income Before Other Expenses                                    4,022     3,554

Other Expenses
   Salaries and Employee Benefits                                     1,023       981
   Net Occupancy Expense                                                272       263
   Net ORE Expense                                                       (2)     (115)
   Other Operating Expenses                                             752       876
      Total Other Expenses                                            2,045     2,005
       Income Before Income Taxes                                     1,977     1,549
Applicable Income Taxes                                                 658       377
      Net Income                                                     $1,319    $1,172

      Net Income Per Share                                            $0.98     $0.87

      Cash Dividends Per Share                                        $0.25     $0.00

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 1996 and 1995                Unaudited Unaudited
In thousands                                                         1996      1995
Common Stock
  Beginning and End of Period                                        $7,500    $7,500

Surplus
  Beginning and End of Period                                        $5,000    $5,000

Retained Earnings
  Balance - Beginning of Period                                     $17,966   $13,597
  Net Income                                                          1,319     1,172
  Cash Dividends                                                       (338)        -
  Balance - End of Period                                           $18,947   $14,769

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                        $371   ($1,482)
  Net Change in Unrealized Gain (Loss)                                 (294)      467
  Balance - End of Period                                               $77   ($1,015)

Treasury Stock
  Balance - Beginning and End of Period                               ($625)    ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 1996 and 1995                Unaudited Unaudited
In thousands                                                         1996      1995
Cash Flows From Operating Activities
  Net Income                                                         $1,319    $1,172
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                         (197)     (342)
      Provision for Depreciation                                        170       177
      Provision for Loan Losses                                          30       150
      Accretion on Securities                                           (34)      (77)
      Provision (Credit) for Deferred Income Taxes                      (28)      (42)
      (Gain) Loss on Sale of Other Real Estate                            -      (106)
      (Gain) Loss on Sale of Equipment                                    -         6
      (Gain) Loss on Securities                                        (146)       (2)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                 17       240
      (Increase) Decrease in Other Assets                              (625)      192
      Increase (Decrease) in Accrued Interest Payable                   (91)       (9)
      Increase (Decrease) in Other Liabilities                          416       385
        Net Cash Provided by Operating Activities                       831     1,744

Cash Flows From Investing Activities
  Net (Increase) Decrease in Interest Bearing Deposits                  (43)       (6)
  Maturities or Calls of Securities Available for Sale               16,506    17,965
  Maturities or Calls of Securities Held to Maturity                      -       758
  Purchases of Securities Available for Sale                        (25,000)  (14,648)
  Purchases of Securities Held to Maturity                                -         -
  Proceeds from Sale of Securities Available for Sale                   138         -
  Net (Increase) Decrease in Federal Funds Sold                      (1,775)   (4,975)
  Net (Increase) Decrease in Loans                                   (1,502)   (2,359)
  Proceeds from Sale of Other Real Estate                                 -       200
  Proceeds from Sale of Premises, Equipment, and Other Assets             -        40
  Purchases of Premises and Equipment                                  (459)     (182)
    Net Cash Used in Investing Activities                           (12,135)   (3,207)

(Continued on next page)
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
for the three months ended March 31, 1996 and 1995
In thousands                                                      Unaudited Unaudited
(Continued)                                                          1996      1995
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                              4,271    (6,603)
  Net Increase (Decrease) in Certificates of Deposits                 3,909     4,759
  Dividends Paid                                                       (338)     (541)
    Net Cash Provided (Used) By Financing Activities                  7,842    (2,385)

Decrease in Cash and Cash Equivalents                                (3,462)   (3,848)
Cash and Cash Equivalents - Beginning of Year                        14,365    14,193
Cash and Cash Equivalents - End of Period                            10,903   $10,345

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                    -         -

   Interest Paid on Deposits                                         $1,872    $1,516

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                     $3       $46

   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                   ($445)     $707

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale         ($151)     $240

Noncash Financing Activities:
   Dividends Declared and Not Paid                                     $338      $541

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first three months ended March 31, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1995.

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

     Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities," which requires the classification of securities as held to maturity, trading, or available for sale.
     Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. Securities classified as trading are those securities held for resale in anticipation of short term market movements. The Bank has no securities classified as held to maturity or trading.
     Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method. A loan is considered impaired when it is probable the Bank will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.
     The Bank generally discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. Interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

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

     Acquisitions - On August 26, 1994, the Bank acquired certain assets and liabilities of the former Oak Tree Federal Savings Bank office located in LaPlace, Louisiana from the Resolution Trust Corporation (RTC). Pursuant to a Purchase and Assumption Agreement, the Bank assumed $4.7 million of deposits and specific liabilities, and purchased assets having a book value of $12 thousand. The Bank purchased the deposits at a premium of $453 thousand or 9.65%. The net premium paid on these deposits is included in other assets on the balance sheets presented, and is being amortized over fifteen years. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition.
     Gain on purchased assets is recognized from acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made and is included in the financial statements as Gain on Purchased Assets.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         March 31, 1996


First Quarter in Review

     Net income for the current quarter of 1996 was $1.3 million compared to $1.2 million for the same quarter of 1995. The increase in net income is a result of an increase in net interest income and decrease in provision for loan losses. Earnings per common share were $.98 and $.87 for the first quarters of 1996 and 1995, respectively. Return on average assets on an annualized basis was 1.91% for the current quarter, and 1.87% in the same quarter of 1995. For the first quarters of 1996 and 1995, return on average equity on an annualized basis was 18.04% and 18.66%, respectively. Cash dividends were $.25 per share for the current quarter and $.00 for the first quarter of 1995.

     Net interest income (FTE) for the current quarter was $3.1 million, 10.4% higher than the first quarter of 1995, due to an increase in volume of loans which offset an increase in interest expense. The increased volume of loans is a result of greater loan demand in the Bank's trade area. The net interest spread
(FTE) was 4.09% for the current quarter and 4.23% for the same quarter of 1995.

     During the first quarter of 1996, in comparison with the same quarter of 1995, average loans outstanding increased $11.6 million or 12.0% to $107.8 million. Average total deposits for the current quarter increased $17.5 million or 7.7% to $245.4 million when compared to the average total deposits for the same quarter of 1995. Average total assets for the current quarter increased $22.0 million or 8.7% to $276.1 million when respectively compared to the total average assets of the first quarter of 1995.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1996 was $3.1 million compared to $2.8 million for the same quarter of 1995. A decrease in the net interest spread during the current quarter, supported by a greater increase in cost of funds than the increase in yield on earning assets, offset by an increase in loan volume accounted for the increase in net interest income (FTE) of $305 thousand over the same quarter of 1995.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1996, average earning assets were $256.9 million, an increase of $22.5 million or 9.6% over the first quarter of 1995. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the state of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts. As an additional note, the Bank has benefited by the increase in non-interest bearing deposits as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1996, the average yield on earning assets was 7.65%, while the average cost of interest bearing funds was 3.57%, producing a net interest spread (FTE) of 4.08%. The net interest margin (FTE) was 4.87% for the current quarter of 1996. In comparison, the net interest margin (FTE) for the same quarter of 1995 was 4.86%.

     The cost of interest bearing liabilities during the first quarter of 1995 was 3.25%, while the yield on average earning assets was 7.47%, producing a net interest spread of 4.23%. The 32 basis point increase in the average cost of interest bearing liabilities from the first quarter of 1995 to the same quarter of 1996, was greater than the 18 basis point increase in the yield on interest earning assets for the respective quarters, which provided for the reduction in net interest spread at the close of the first quarter of 1996.

     The table of Average Balance Sheets and Interest Rate Analysis for the three month periods ended March 31, 1996, December 31, 1995, and March 31, 1995, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $30 thousand and $150 thousand for the first quarters of 1996 and 1995, respectively. Net charge-offs (recoveries) were $22 thousand for the current quarter, versus net charge-offs of $310 thousand for the same quarter of 1995. As a percentage of average loans, net charge-offs (recoveries) were insignificant in the current and .3% in the first quarter of 1995. Gross charge-offs as a percentage of average loans were also insignificant in the current and .4% in the first quarter of 1995. Recoveries as a percentage of gross charge-offs for the current quarter were 66.7% versus 15.3% for the same quarter of 1995.

Earning Asset Structure                                             First                 Fourth                First
In thousands                                                     Quarter 1996          Quarter 1995          Quarter 1995
                                                                            % of                  % of                  % of
                                                               Average    Earning    Average    Earning    Average    Earning
                                                               Balances    Assets    Balances    Assets    Balances    Assets
Interest Bearing Deposits                                         $2,449       1.0%       $790       0.3%       $257       0.1%
Federal Funds Sold                                                13,469       5.2%     10,143       4.1%      9,184       3.9%
Securities
  Taxable                                                        122,656      47.7%    118,098      47.9%    117,858      50.3%
  Non-Taxable                                                     10,530       4.1%     11,142       4.5%     10,854       4.6%
Loans - Net                                                      107,825      42.0%    106,530      43.2%     96,241      41.1%
    Total Earning Assets                                        $256,929     100.0%   $246,703     100.0%   $234,394     100.0%

Deposit Structure                                                   First                 Fourth                First
In thousands                                                     Quarter 1996          Quarter 1995          Quarter 1995
                                                               Average      % of     Average      % of     Average      % of
                                                               Balances   Deposits   Balances   Deposits   Balances   Deposits
Noninterest Bearing Deposits                                     $45,295      18.5%    $46,004      19.5%    $39,642      17.4%
NOW Accounts                                                       26,499     10.8%      22,331      9.4%      22,908     10.0%
Savings Accounts                                                   32,103     13.1%      32,475     13.7%      31,442     13.8%
Money Market Deposit Accounts                                      56,090     22.9%      54,128     23.0%      60,813     26.7%
Certificates of Deposits less than $100,000                        75,258     30.7%      72,532     30.7%      65,805     28.9%
   Total Core Deposits                                           $235,245     95.9%    $227,470     96.3%    $220,610     96.8%
Certificates of Deposits greater than $100,000                     10,163      4.1%       8,800      3.7%       7,335      3.2%
   Total Deposits                                                $245,408    100.0%    $236,270    100.0%    $227,945    100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                                            77.9%                 77.1%                 80.3%

Core Deposits as a percentage
   of Total Average Assets                                      85.2%                 85.6%                 86.8%

Other Income

     Other income including gains and losses from security transactions for the current quarter was $1.0 million, an increase of $61 thousand or 6% compared to the same quarter of 1995. Exclusive of security transactions, other income for the current quarter decreased $83 thousand or 9% from the first quarter of 1995.

     Gain on purchased assets was $197 thousand for the current quarter, a decrease of $145 thousand or 42% from the first quarter of 1995. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of the bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Other operating income for the current quarter was $179 thousand, compared to $144 thousand for the same quarter of 1995.
Included in other operating income are fees from Bankcard services, safe deposit box rentals, and other operating fees.
Other operating fees were slightly greater last year.

     Gains from security transactions involving available - for - sale securities were $146 thousand for the current quarter, compared to $2 thousand for the first quarter of 1995. The Bank recovered $138 thousand as gains from security transactions during the first quarter of 1996 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Other expenses were $2.0 million for the first quarter of 1996 and same quarter of 1995. Salaries and employee benefits were $1.0 million for the current quarter compared to $981 thousand for the same of quarter of 1995. Net occupancy expense was $272 thousand for the current quarter, compared to $263 thousand for the first quarter of 1995. Other operating expenses were $752 thousand for the current quarter, and $876 for the first quarter of 1995.

     Net other real estate expense (benefit) was $(2) thousand for the current quarter. This compares to $(115) thousand for the first quarter of 1995. Net other real estate and repossession expense (benefit) is the difference between operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. Management continues to convert these non performing assets to investable funds at a value which it feels is beneficial to the earnings of the Bank.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $658 thousand compared to $377 thousand for the first quarter of 1995. Effective tax rates are 33% and 24%, respectively. The Bank experienced a tax benefit during the first quarter of 1995 due to the write off of certain doubtful loans which reduced the effective tax position. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $235.2 million or 96% of total average deposits and 85% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at March 31, 1996. The table indicates that the Company's interest bearing liabilities exceed its earning assets out to the one year point in time suggesting a decrease in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
March 31, 1996
In thousands
                                   0-90    91-365   1 Year - Over 5    Non-
                                   Days     Days    5 Years   Years  Sensitive  Total
Assets
   Securities                     $48,880  $25,593  $55,238  $10,972        - $140,683
   Loans, Net of Unearned Income   17,912   22,750   44,952   20,069      303  105,986
   Federal Funds Sold               9,150        -        -        -        -    9,150
   Other Assets                       910        -        -        -   24,091   25,001
     Total Assets                 $76,852  $48,343 $100,190  $31,041  $24,394 $280,820

Liabilities
   NOW and Super NOW Deposits      $4,422  $10,240     $749  $10,447        -  $25,858
   Insured Money Market Accounts    3,737   10,876   40,990        -        -   55,603
   Savings Deposits                 6,194   13,887    1,017   11,651        -   32,749
   Certificates of Deposits        21,904   49,575   14,860        -        -   86,339
   Noninterest Bearing Deposits    10,072   21,750     2068   13,465        -   47,355
   Other Liabilities                   12       34      205       94    1,672    2,017
   Stockholders' Equity                 -        -        -        -   30,899   30,899
   Total Liabilities and
       Stockholders' Equity       $46,341 $106,362  $59,889  $35,657  $32,571 $280,820

   Interest Rate Sensitivity Gap  $30,511 ($58,019) $40,301  ($4,616) ($8,177)       -
   Cumulative Interest Rate
     Sensitivity Gap              $30,511 ($27,508) $12,794   $8,178        -

   GAP / Assets                      10.9%   -20.7%    14.4%    -1.6%    -2.9%
      Cumulative GAP / Assets        10.9%    -9.8%     4.6%     2.9%     0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 1996, were $10.4 million and $6.8 million at March 31, 1995. The Bank had letters of credit of $791 thousand issued at March 31, 1996 compared to $332 thousand at March 31, 1995. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 1996 the available portion of these credit lines was $693 thousand compared to $502 thousand at March 31, 1995. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank began issuing credit cards during the third quarter of 1992. As of March 31, 1996, the aggregate credit available was $2.8 million, and $2.2 million at March 31, 1995. Applicants are reviewed through normal lending policies and credit reviews.

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

     Included in the category of Securities of Other US Government Agencies at March 31, 1996 is $28.6 million par value of structured notes, with an amortized cost of $28.6 million and a fair value of $28.2 million, resulting in an unrealized loss in the amount of $400 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are a fraction of (40 - 50%) a certain index (10 year CMT or Prime) plus a certain number of basis points (60 - 170 basis points). These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The prime related securities mature during the second quarter of 1996, while the 10 year CMT related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.3 million at March 31, 1996 or 3.0% of loans outstanding. At March 31, 1995, the allowance for loan losses was $2.9 million or 3.0% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and impaired loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at March 31, 1996, were $303 thousand, compared to $244 thousand at March 31, 1995. Loans past due 90 days and still accruing at March 31, 1996 and 1995 were $804 thousand and $358 thousand, respectively. For March 31, 1996 and 1995, nonaccrual loans were .3% and .3% of gross loans outstanding and 9.2% and 8.4% of the allowance for loan losses, respectively.

     Impaired loans having recorded investments of $2.9 million at March 31, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans was $1.3 million at March 31, 1996. Interest received on impaired loans amounted to $102 thousand at March 31, 1996.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current and first quarter of 1995.

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

     The Bank also has approximately $480 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $1.87 million as partial payments of the $2.35 million in original par value. Of the $1.87 million, $1.4 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.4 million in gains recognized since the write down, $139 thousand was recognized in 1996, $440 thousand was recognized in 1995, and $822 thousand was recognized prior to 1995. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

  Capital Adequacy Ratios
  In Thousands                                March 31,  December 31, March 31,
                                                 1996        1995        1995
  Tier 1 Capital:
     Stockholders' Equity                        $29,232     $29,841     $26,645
  Tier 2 Capital:
     Allowance for Loan Losses                     1,635       1,615       1,394
        Total Capital                            $30,867     $31,456     $28,039

  Risk-Weighted Ratios:
     Tier 1 Capital                                 22.6%       23.4%       23.9%
     Total Capital                                  23.9%       24.7%       25.1%
  Leverage Ratio                                    10.5%       11.2%       10.5%
  Stockholders' Equity                              10.4%       11.0%       10.4%
  Regulatory Risk-Based Capitalization Requirements
                                                        Significantly Critically
                         Well    Adequaltely    Under       Under       Under
                     Capitalized Capitalized Capitalized Capitalized Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital          6.0%        4.0%     < 4.0%      < 3.0%
     Total Capital          10.0%        8.0%     < 8.0%      < 6.0%
  Leverage Ratio             5.0%        4.0%     < 4.0%      < 3.0%     <= 2.0%
                                                                        tangible
                                                                          equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval approximately $7.4 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the quarterly periods ended March 31, 1996, December 31, 1995, and March 31, 1995
In thousands
                                                     First Quarter 1996      Fourth Quarter 1995     First Quarter 1995
                                                   AVERAGE  INCOME/ YIELD/ AVERAGE  INCOME/ YIELD/ AVERAGE  INCOME/ YIELD/
                                                   BALANCE  EXPENSE  RATE  BALANCE  EXPENSE  RATE  BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $2,449    $33.6  5.50%    $790    $11.3  5.67%    $257     $3.5  5.52%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              13,469    171.6  5.11%  10,143    146.7  5.74%   9,184    129.3  5.71%

   Securities:
     Taxable                                       122,656  1,800.9  5.89% 118,098  1,769.7  5.95% 117,858  1,698.4  5.84%
     Non-Taxable*                                   10,530    230.5  8.78%  11,142    245.5  8.74%  10,854    240.9  9.00%
   Loans - Net                                     107,824  2,660.0  9.90% 106,530  2,672.1  9.95%  96,241  2,246.7  9.47%
       Total Earning Assets                        256,927  4,896.6  7.65% 246,703  4,845.3  7.79% 234,394  4,318.8  7.47%
   Allowance for Loan Losses                        (3,258)                 (3,211)                 (2,895)
   Nonearning Assets                                22,465                  22,396                  22,621
       Total Assets                               $276,135                $265,888                $254,120

Liabilities and Stockholders' Equity
   NOW Accounts                                    $26,499   $143.6  2.17% $22,331   $120.4  2.14% $22,908   $128.0  2.27%
   Savings Accounts                                 32,103    202.2  2.53%  32,475    206.9  2.53%  31,442    194.4  2.51%
   Money Market Deposit Accounts                    56,090    391.1  2.80%  54,128    381.4  2.80%  60,813    436.5  2.91%
   Certificates of Deposits less than $100,000      75,258    934.2  4.98%  72,532    899.2  4.92%  65,805    670.5  4.13%
   Certificates of Deposits greater than $100,000   10,163    108.7  4.29%   8,800    102.9  4.64%   7,335     78.1  4.32%
      Total Interest Bearing Liabilities           200,113  1,779.8  3.57% 190,266  1,710.8  3.57% 188,303  1,507.5  3.25%
   Noninterest Bearing Deposits                     45,296                  46,004                  39,642
   Other Liabilities                                 1,412                   1,211                     708
   Stockholders' Equity                             29,314                  28,407                  25,467
      Total Liabilities and Stockholders' Equity  $276,135                $265,888                $254,120

Net Interest Income - Tax Equivalent Basis*                 3,116.8                 3,134.5                 2,811.3
Tax Equivalent Adjustment                                     (78.4)                  (83.5)                  (81.9)
    Net Interest Income                                    $3,038.4                $3,051.0                $2,729.4

Net Interest Income - Spread*                                        4.09%                   4.23%                   4.23%

Net Interest Income as a % of Total Earning Assets*                  4.87%                   5.04%                   4.86%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands

                                                   First Quarter 1996      First Quarter 1996
                                                          vs                      vs
                                                  Fourth Quarter 1995     First Quarter 1995
                                                 Change due to    Total  Change due to    Total
                                                  Volume   Rate   Change  Volume   Rate   Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts               $23.7   ($1.4)  $22.3   $29.9    $0.2   $30.1
   Federal Funds Sold                               48.1   (23.2)   24.9    60.3   (18.0)   42.3
   Securities:
      Taxable                                       68.3   (37.1)   31.2    69.1    33.4   102.5
      Non-Taxable*                                 (13.5)   (1.5)  (15.0)   (7.2)   (3.2)  (10.4)
   Loans                                            32.5   (44.6)  (12.1)  270.4   142.9   413.3
      Total Interest Income                        159.1  (107.8)   51.3   422.4   155.3   577.8

Interest Bearing Liabilities:
   NOW Accounts                                     22.5     0.7    23.2    20.1    (4.5)   15.6
   Savings Accounts                                 (2.4)   (2.3)   (4.7)    4.1     3.7     7.8
   Money Market Deposit Accounts                    13.8    (4.1)    9.7   (33.9)  (11.5)  (45.4)
   Certificates of Deposits less than $100,000      33.8     1.2    35.0    96.3   167.4   263.7
   Certificates of Deposits greater than $100,000   15.9   (10.1)    5.8    30.1     0.5    30.6
      Total Interest Expense                        83.6   (14.6)   69.0   116.7   155.6   272.3
   Increase (Decrease) in
      Interest Differential                        $75.5  ($93.2) ($17.7) $305.8   ($0.3) $305.5

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

     The financial statements as of December 31, 1995, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accounts, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of March 31, 1996, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.
By:/s/ J.B. Falgoust
J. B. Falgoust, President

May 9, 1996
Date