Form 10-Q
period 1996-06-30
ONE AMERICAN CORP
filed 1996-08-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
  Quarter Ended June 30, 1996         Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


  Louisiana                                         72-0948181
(State or other jurisdiction of       (IRS Employer Identification No.)
 Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                                    70090-0550
(Address of principal executive offices)               (Zip Code)

Registrant's Telephone Number, including area code:    (504) 265-2265


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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of August 8, 1996.

                         FORM 10-Q Index

                             Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     June 30, 1996, December 31, 1995, and June 30, 1995              3

     Consolidated Statements of Income
     for the three and six months ended June 30, 1996 and 1995        4

     Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended June 30, 1996 and 1995                  5

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1996 and 1995                  6

     Notes to Consolidated Financial Statements                       8

     Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                  11

     Average Balance Sheets and Interest Rate Analysis for the three months ended June 30, 1996, March 31, 1996, June 30, 1995, and six months ended June 30, 1996 and 1995 20

     Interest Differentials
          for the three months ended June 30, 1996, March 31, 1996, June 30, 1995,and six months ended June 30, 1996 and 1995 22

                             Part II
Other Information

     Legal Proceedings                                               23

     Exhibits and Reports on Form 8-K                                23

     Management's Responsibility for Financial Reporting             24

     Signatures                                                      25

Consolidated Balance Sheets
One American Corp. and Subsidiaries                               Unaudited Unaudited  Unaudited
In thousands                                                      June 30, December 31, June 30,
                                                                    1996       1995       1995
Assets
   Cash and Due From Banks                                         $10,716     $14,365   $10,632
   Interest Bearing Deposits in Other Banks                          2,092         867       278
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                               4,900       7,375     7,075
   Securities:
      Held to Maturity (Fair Value of $-0-, $-0-,
         and $18,284, respectively)                                      -           -    17,912
      Available for Sale (Amortized Cost of $129,747, $132,030
         and $115,516, respectively)                               128,884     132,592   114,959
         Total Securities                                          128,884     132,592   132,871
   Loans                                                           121,029     107,593   101,678
      Less:  Allowance for Loan Losses                              (3,265)     (3,273)   (3,066)
   Loans, Net                                                      117,764     104,320    98,612

   Bank Premises and Equipment                                       8,775       8,461     8,789
   Accrued Interest Receivable                                       2,148       2,112     1,698
   Other Assets                                                      2,146       1,536     1,865
        Total Assets                                              $277,425    $271,628  $261,820

Liabilities
   Deposits:
     Noninterest Bearing                                           $45,160     $44,920   $44,611
     Interest Bearing                                              198,795     194,803   188,951
         Total Deposits                                            243,955     239,723   233,562

   Accrued Interest Payable                                            580         603       438
   Other Liabilities                                                 1,458       1,090       540
        Total Liabilities                                          245,993     241,416   234,540

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                        7,500       7,500     7,500
   Surplus                                                           5,000       5,000     5,000
   Retained Earnings                                                20,127      17,966    15,773
   Unrealized Gain (Loss) on Securities Available for Sale, Net       (570)        371      (368)
   Treasury Stock - 148,385 shares at cost                            (625)       (625)     (625)
        Total Stockholders' Equity                                  31,432      30,212    27,280
        Total Liabilities and Stockholders' Equity                $277,425    $271,628  $261,820

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                      Three Months EndedSix Months Ended
for the three and six months ended June 30, 1996 and 1995UnauditedUnaudited Unaudited  Unaudited
In thousands, except per share data                        1996     1995       1996       1995
Interest Income
   Interest and Fees on Loans                              $2,833   $2,416      $5,493    $4,684
   Interest on Securities:
      Taxable Interest                                      1,847    1,732       3,644     3,419
      Nontaxable Interest                                     134      156         290       315
         Total Interest on Securities                       1,981    1,888       3,934     3,734
   Other Interest Income                                      102      172         307       316

      Total Interest Income                                 4,916    4,476       9,734     8,734

   Interest Expense on Deposits                             1,791    1,615       3,571     3,122
      Net Interest Income                                   3,125    2,861       6,163     5,612

Provision for Loan Losses                                      60      150          90       300
   Net Interest Income After
      Provision for Loan Losses                             3,065    2,711       6,073     5,312

Other Income
   Service Charges on Deposit Accounts                        510      456       1,002       921
   Gain or (Loss) on Securities                               139      273         285       275
   Gain on Purchased Assets                                   387      391         584       733
   Other Operating Income                                     175      184         354       328
      Total Other Income                                    1,211    1,304       2,225     2,257
      Income Before Other Expenses                          4,276    4,015       8,298     7,569

Other Expenses
   Salaries and Employee Benefits                           1,038      986       2,061     1,967
   Net Occupancy Expense                                      270      267         542       530
   Net ORE Expense                                            (10)     (39)        (12)     (154)
   Other Operating Expenses                                   768      855       1,520     1,731
      Total Other Expenses                                  2,066    2,069       4,111     4,074
       Income Before Income Taxes                           2,209    1,946       4,186     3,495
Applicable Income Taxes                                       693      672       1,351     1,049
      Net Income                                           $1,517   $1,274      $2,836    $2,446

      Net Income Per Share                                  $1.12    $0.94       $2.10     $1.81

      Cash Dividends Per Share                              $0.25    $0.20       $0.50     $0.20

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 1996 and 1995                   Unaudited Unaudited
In thousands                                                        1996       1995
Common Stock
  Beginning and End of Period                                       $7,500      $7,500
Surplus
  Beginning and End of Period                                       $5,000      $5,000

Retained Earnings
  Balance - Beginning of Period                                    $17,966     $13,597
  Net Income                                                         2,836       2,446
  Cash Dividends                                                      (675)       (270)
  Balance - End of Period                                          $20,127     $15,773

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                       $371     ($1,482)
  Net Change in Unrealized Gain (Loss)                                (941)      1,114
  Balance - End of Period                                            ($570)      ($368)

Treasury Stock
  Balance - Beginning and End of Period                              ($625)      ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 1996 and 1995                   Unaudited Unaudited
In thousands                                                        1996       1995
Cash Flows From Operating Activities
  Net Income                                                        $2,836      $2,446
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                        (584)       (734)
      Provision for Depreciation                                       341         349
      Provision for Loan Losses                                         90         300
      Accretion on Securities                                          (51)       (205)
      Provision (Credit) for Deferred Income Taxes                     (38)       (114)
      (Gain) Loss on Sale of Other Real Estate                          (8)       (153)
      (Gain) Loss on Sale of Equipment                                   -           6
      (Gain) Loss on Securities                                       (284)       (275)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable               (36)         42
      (Increase) Decrease in Other Assets                              (87)         37
      Increase (Decrease) in Accrued Interest Payable                  (23)        104
      Increase (Decrease) in Other Liabilities                         368         154
        Net Cash Provided by Operating Activities                    2,524       1,957

Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale              39,343      24,395
  Maturities or Calls of Securities Held to Maturity                     -         766
  Purchases of Securities Available for Sale                       (37,000)    (28,698)
  Purchases of Securities Held to Maturity                               -           -
  Proceeds from Sale of Securities Available for Sale                  276         272
  Net (Increase) Decrease in Federal Funds Sold                      2,475       1,125
  Net (Increase) Decrease in Loans                                 (12,953)     (5,633)
  Proceeds from Sale of Other Real Estate                               11        (215)
  Proceeds from Sale of Premises, Equipment, and Other Assets            -         293
  Purchases of Premises and Equipment                                 (655)         40
    Net Cash Used in Investing Activities                           (8,503)     (7,655)

The accompanying notes are an integral part of these financial statements.

(Continued on next page)

Consolidated Statements of Cash Flows
for the six months ended June 30, 1996 and 1995
In thousands                                                      Unaudited Unaudited
(Continued)                                                         1996       1995
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                            (1,709)     (5,679)
  Net Increase (Decrease) in Certificates of Deposits                5,940       8,379
  Dividends Paid                                                      (676)       (541)
    Net Cash Provided (Used) By Financing Activities                 3,555       2,159

Decrease in Cash and Cash Equivalents                               (2,424)     (3,539)
Cash and Cash Equivalents - Beginning of Year                       15,232      14,449
Cash and Cash Equivalents - End of Period                           12,808     $10,910

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                              $1,295        $886

   Interest Paid on Deposits                                        $3,594      $3,019

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                    $3         $46

   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                ($1,426)     $1,687

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale        ($485)       $574

Noncash Financing Activities:
   Dividends Declared and Not Paid                                    $338        $270

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                          June 30, 1996
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first six months ended June 30, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1995.

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

     Acquisitions - On July 10, 1996, the Bank entered into an Agreement and Plan of Acquisition to purchase First American Bank of Tangipahoa (Tangipahoa). Tangipahoa, which has assets of approximately $7.7 million, is located in Hammond, Tangipahoa Parish, Louisiana. The acquisition of Tangipahoa is pending regulatory approval.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 1996


Second Quarter in Review

     Net income for the current quarter of 1996 was $1.5 million compared to $1.3 million for the same quarter of 1995. The increase in net income is a result of an increase in net interest income and decrease in provision for loan losses. Earnings per common share were $1.12 and $.94 for the second quarters of 1996 and 1995, respectively. Return on average assets on an annualized basis was 2.19% for the current quarter, and 1.96% in the same quarter of 1995. For the second quarters of 1996 and 1995, return on average equity on an annualized basis was 20.09% and 18.40%, respectively. Cash dividends were $.25 per share for the current quarter and $.20 per share for the second quarter of 1995.

     Net interest income (FTE) for the current quarter was $3.1 million, 8.6% higher than the second quarter of 1995, due to an increase in volume of loans which offset an increase in interest expense. The increased volume of loans is a result of greater loan demand in the Bank's trade area. The net interest spread
(FTE) was 4.15% for the current quarter and 4.17% for the same quarter of 1995.

     During the second quarter of 1996, in comparison with the same quarter of 1995, average loans outstanding increased $16.0 million or 16.1% to $115.3 million. Average total deposits for the current quarter increased $14.3 million or 6.2% to $245.2 million when compared to the average total deposits for the same quarter of 1995. Average total assets for the current quarter increased $17.9 million or 6.9% to $277.4 million when respectively compared to the total average assets of the second quarter of 1995.

     Net income for the first six months of 1996 was $2.8 million compared to $2.4 million for the same period of 1995. Earnings per common share were $2.10 and $1.81 for the first six months of 1996 and 1995, respectively. Return on average assets on an annualized basis was 2.05% for the first six months, and 1.91% in the same period of 1995. For the first six months of 1996 and 1995, return on average equity on an annualized basis was 19.06% and 18.76%, respectively. Cash dividends were $.50 per share for the first six months of 1996 and $.20 per share for the same period of 1995.

     Net interest income (FTE) for the first six months was $6.3 million, 9.1% higher than the first six months of 1995. The net interest spread (FTE) was 4.13% for the first six months and 4.24% for the same period of 1995.

     During the first six months of 1996, in comparison with the same period of 1995, average loans outstanding increased $13.8 million or 14.1% to $111.6 million. Average total deposits for the first six months increased $16.0 million or 7.0% to $245.3 million when compared to the average total deposits for the same period of 1995. Average total assets for the first six months increased $20.9 million or 8.2% to $277.2 million when respectively compared to the total average assets of the same period of 1995.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1996 was $3.2 million compared to $2.9 million for the same quarter of 1995. An increase in the volume of loans partially offset by an increase in the cost of funds accounted for the increase in net interest income (FTE) of $300 thousand over the same quarter of 1995. Net interest income on a fully tax equivalent basis (FTE) for the first six months of 1996 was $6.3 million compared to $5.8 million for the same period of 1995 resulting in an increase in net interest income (FTE) of $538 thousand.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1996, average earning assets were $258.7 million, an increase of $18.8 million or 7.9% over the second quarter of 1995. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the state of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts. As an additional note, the Bank has benefited by the increase in non-interest bearing deposits as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1996, the average yield on earning assets was 7.74%, while the average cost of interest bearing funds was 3.59%, producing a net interest spread (FTE) of 4.15%. The net interest margin (FTE) was 4.95% for the current quarter of 1996. In comparison, the net interest margin (FTE) for the same quarter of 1995 was 4.92%.

     The cost of interest bearing liabilities during the second quarter of 1995 was 3.45%, while the yield on average earning assets was 7.62%, producing a net interest spread of 4.17%. The 15 basis point increase in the average cost of interest bearing liabilities from the second quarter of 1995 to the same quarter of 1996, was greater than the 8 basis point increase in the yield on interest earning assets for the respective quarters, which provided for the reduction in net interest spread at the close of the second quarter of 1996.

     For the first six months of 1996, the average yield on earning assets was 7.73%, while the average cost of interest bearing funds was 3.60%, producing a net interest spread (FTE) of 4.13%. The net interest margin (FTE) was 4.94% for the first six months of 1996. In comparison, the net interest margin (FTE) for the same period of 1995 was 4.94%. The cost of interest bearing liabilities during the first six months of 1995 was 3.37%, while the yield on average earning assets was 7.61%, producing a net interest spread of 4.24%.

     The table of Average Balance Sheets and Interest Rate Analysis for the three and six month periods ended June 30, 1996, December 31, 1995, and June 30, 1995, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $60 thousand and $150 thousand for the second quarters of 1996 and 1995, respectively. Net charge-offs (recoveries) were $22 thousand for the current quarter, versus net charge-offs (recoveries) of $310 thousand for the same quarter of 1995. Net charge-offs (recoveries) were immaterial for the current quarter and the second quarter of 1995. Recoveries as a percentage of gross charge-offs for the current quarter were 66.7% versus 15.3% for the same quarter of 1995. For the first six months of 1996, provision for loan losses was $90 thousand and $300 thousand for the same period of 1995.

Earning Asset Structure                                         Second               First                Second
In thousands                                                   Quarter 1996         Quarter 1996         Quarter 1995
                                                                           % of                 % of                 % of
                                                               Average    Earning   Average    Earning   Average    Earning
                                                               Balances   Assets    Balances   Assets    Balances   Assets
Interest Bearing Deposits                                         $1,046      0.4%     $2,449      1.0%       $270     0.1%
Federal Funds Sold                                                 6,630      2.6%     13,469      5.2%     10,493     4.4%
Securities
  Taxable                                                        126,270     48.8%    122,656     47.7%    119,104     49.7%
  Non-Taxable                                                      9,479      3.7%     10,530      4.1%     10,670      4.4%
Loans - Net                                                      115,277     44.5%    107,825     42.0%     99,323     41.4%
    Total Earning Assets                                        $258,702    100.0%   $256,929    100.0%   $239,860    100.0%

Deposit Structure                                               Second               First                Second
In thousands                                                   Quarter 1996         Quarter 1996         Quarter 1995
                                                               Average     % of     Average     % of     Average     % of
                                                               Balances  Deposits   Balances  Deposits   Balances  Deposits

Noninterest Bearing Deposits                                     $46,460    18.9%     $45,296    18.4%     $42,914    18.6%
NOW Accounts                                                      24,667    10.0%      26,499    10.7%      22,456     9.7%
Savings Accounts                                                  32,836    13.4%      32,103    13.1%      32,146    13.9%
Money Market Deposit Accounts                                     53,640    21.9%      56,090    23.0%      56,388    24.4%
Certificates of Deposits less than $100,000                       77,426    31.6%      75,258    30.7%      68,468    29.7%
   Total Core Deposits                                           235,029    95.8%     235,246    95.9%     222,372    96.3%
Certificates of Deposits greater than $100,000                    10,194     4.2%      10,163     4.1%       8,535     3.7%
   Total Deposits                                               $245,223   100.0%    $245,409   100.0%    $230,907   100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                                            76.8%                77.9%                78.4%

Core Deposits as a percentage
   of Total Average Assets                                      84.7%                85.1%                85.7%

Other Income

     Other income, including gains and losses from security transactions, for the current quarter was $1.2 million, a decrease of $93 thousand or 7.1% compared to the same quarter of 1995. Exclusive of security transactions, other income for the current quarter increased $41 thousand or 4.0% from the second quarter of 1995. For the first six months of 1996, other income, including gains and losses from security transactions, was $2.2 million, a decrease of $32 thousand compared to the same period of 1995

     Gain on purchased assets was $387 thousand for the current quarter, a decrease of $4 thousand from the second quarter of 1995. For the first six months of 1996 gain on purchased assets was $584 thousand, a decrease of $149 thousand or 20.3% from the same period of 1995. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of the bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Gains from security transactions involving Available for Sale securities were $139 thousand for the current quarter, compared to $273 thousand for the same quarter of 1995. The Bank recovered $139 thousand as gains from security transactions during the current quarter of 1996 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. For the first six months of 1996, gains from security transactions involving Available for Sale securities were $285 thousand, compared to $275 thousand for the same period of 1995. The Bank recovered $277 thousand as gains from security transactions during the first six months of 1996 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Total other expenses were $2.1 million for the current quarter of 1996 and same quarter of 1995. For the first six months of 1996 and same period of 1995, total other expenses were $4.1 million.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $693 thousand compared to $672 thousand for the second quarter of 1995. Effective tax rates for the respective quarters were 31% and 35%. For the first six months of 1996, applicable income taxes were $1.4 million compared to $1.0 million for the same period of 1995. Effective tax rates for the respective six month periods were 32% and 30% The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $235.0 million or 95.8% of total average deposits and 84.7% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at June 30, 1996. The table indicates that the Company's interest bearing liabilities exceed its earning assets out to the one year point in time suggesting a decrease in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
June 30, 1996
In thousands
                                  0-90   91-365   1 Year - Over 5   Non-
                                  Days    Days    5 Years  Years  Sensitive  Total
Assets
   Securities                   $40,291  $26,093  $51,253 $11,247        - $128,884
   Loans, Net of Unearned Income 17,676   27,988   48,531  23,128      441  117,764
   Federal Funds Sold             4,900        -        -       -        -    4,900
   Other Assets                   2,092        -        -       -   23,785   25,877
     Total Assets               $64,959  $54,081  $99,784 $34,375  $24,226 $277,425

Liabilities
   NOW and Super NOW Deposits    $2,079   $5,544  $12,192  $4,956       -   $24,771
   Insured Money Market Accounts  1,088   25,136   26,716      -        -    52,939
   Savings Deposits               3,183    8,304   14,681   6,542       -    32,710
   Certificates of Deposits      27,174   46,588   12,156   2,456       -    88,374
   Noninterest Bearing Deposits   4,603   12,021    19527   9,009       -    45,160
   Other Liabilities                 24       76      450     221    1,268    2,039
   Stockholders' Equity              -        -        -       -    31,432   31,432
   Total Liabilities and
       Stockholders' Equity     $38,151  $97,669  $85,722 $23,184  $32,700 $277,425

   Interest Rate Sensitivity Gap$26,808 ($43,588) $14,062 $11,191  ($8,474)       -
   Cumulative Interest Rate
     Sensitivity Gap            $26,808 ($16,779) ($2,717) $8,474      ($0)

   GAP / Assets                     9.7%   -15.7%     5.1%    4.0%    -3.1%
      Cumulative GAP / Assets       9.7%    -6.0%    -1.0%    3.1%     0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 1996, were $10.3 million and $5.9 million at June 30, 1995. The Bank had letters of credit of $808 thousand issued at June 30, 1996 compared to $854 thousand at June 30, 1995. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 1996 the available portion of these credit lines was $644 thousand compared to $631 thousand at June 30, 1995. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank began issuing credit cards during the third quarter of 1992. As of June 30, 1996, the aggregate credit available was $2.8 million, and $2.3 million at June 30, 1995. Applicants are reviewed through normal lending policies and credit reviews.

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

     Included in the category of Securities of Other US Government Agencies at June 30, 1996 is $25.0 million par value of structured notes, with an amortized cost of $25.0 million and a fair value of $24.5 million, resulting in an unrealized loss in the amount of $500 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices which can create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities is a fraction of (40 - 50%) the 10 year CMT plus a certain number of basis points (60 - 170 basis points). These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The 10 year CMT related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.3 million at June 30, 1996 or 2.7% of loans outstanding. At June 30, 1995, the allowance for loan losses was $3.1 million or 3.0% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis, given the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and impaired loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at June 30, 1996, were $441 thousand, compared to $156 thousand at June 30, 1995. Loans past due 90 days and still accruing at June 30, 1996 and 1995 were $144 thousand and $294 thousand, respectively. For June 30, 1996 and 1995, nonaccrual loans were .4% and .2% of gross loans outstanding and 13.5% and 5.1% of the allowance for loan losses, respectively.

     Impaired loans having recorded investments of $4.4 million at June 30, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans was $1.6 million at June 30, 1996. Interest received on impaired loans amounted to $225 thousand at June 30, 1996.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current quarter and second quarter of 1995.

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

     The Bank also has approximately $342 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.008 million as partial payments of the $2.35 million in original par value. Of the $2.008 million, $1.539 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.539 million in gains recognized since the write down, $277 thousand were recognized in 1996, $440 thousand were recognized in 1995, and $822 thousand were recognized prior to 1995. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.

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

Capital Adequacy Ratios
In Thousands                         June 30, December, June 30,
                                         1996     1995     1995
Tier 1 Capital:
   Stockholders' Equity               $30,294  $29,841  $27,649
Tier 2 Capital:
   Allowance for Loan Losses            1,566    1,430    1,310
      Total Capital                   $31,860  $31,271  $28,959

Risk-Weighted Ratios:
   Tier 1 Capital                       24.5%    26.5%    26.8%
   Total Capital                        25.8%    27.8%    28.1%
Leverage Ratio                          10.9%    11.2%    10.6%
Stockholders' Equity                    10.9%    11.0%    10.6%
Regulatory Risk-Based Capitalization Requirements
                                                         Significantly Critically
                      Well     Adequaltey     Under        Under         Under
                   Capitalized Capitalized Capitalized  Capitalized  Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital       6.0%       4.0%       < 4.0%       < 3.0%
   Total Capital       10.0%       8.0%       < 8.0%       < 6.0%
Leverage Ratio          5.0%       4.0%       < 4.0%       < 3.0%     <= 2.0% tangible
                                                                                equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels and provides a basis for future growth. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval approximately $7.4 million. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the quarterly periods ended June 30, 1996, March 31, 1996, and June 30, 1995
In thousands
                                                      Second Quarter 1996       First Quarter 1996        Second Quarter 1995
                                                   AVERAGE   INCOME/  YIELD/ AVERAGE   INCOME/  YIELD/ AVERAGE   INCOME/  YIELD/
                                                   BALANCE   EXPENSE   RATE  BALANCE   EXPENSE   RATE  BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                 $1,046     $10.3  3.95%   $2,449     $33.6  5.50%     $270      $4.0  5.96%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements                6,630      91.4  5.53%   13,469     171.6  5.11%   10,493     155.9  5.96%

   Securities:
     Taxable                                        126,270   1,846.9  5.87%  122,656   1,800.9  5.89%  119,104   1,744.4  5.87%
     Non-Taxable*                                     9,479     203.8  8.62%   10,530     230.5  8.78%   10,670     237.4  8.93%
   Loans - Net                                      115,277   2,833.0  9.86%  107,825   2,660.0  9.89%   99,323   2,414.4  9.75%
       Total Earning Assets                         258,702   4,985.4  7.74%  256,929   4,896.6  7.64%  239,860   4,556.1  7.62%
   Allowance for Loan Losses                         (3,233)                   (3,258)                   (2,967)
   Nonearning Assets                                 21,964                    22,810                    22,683
       Total Assets                                $277,433                  $276,481                  $259,576

Liabilities and Stockholders' Equity
   NOW Accounts                                     $24,667    $129.7  2.11%  $26,499    $143.6  2.17%  $22,456    $123.1  2.20%
   Savings Accounts                                  32,836     207.2  2.53%   32,103     202.3  2.53%   32,146     202.8  2.53%
   Money Market Deposit Accounts                     53,640     372.6  2.79%   56,090     391.1  2.80%   56,388     398.1  2.83%
   Certificates of Deposits less than $100,000       77,426     963.5  4.99%   75,258     929.1  4.95%   68,468     787.2  4.61%
   Certificates of Deposits greater than $100,000    10,194     107.8  4.24%   10,163     108.7  4.29%    8,535     103.1  4.85%
      Total Interest Bearing Deposits               198,763   1,780.8  3.59%  200,113   1,774.8  3.56%  187,993   1,614.3  3.44%
   Other Borrowings                                     790      10.1  5.13%      345       5.0  5.81%        -         -  0.00%
      Total Interest Bearing Liabilities            199,553   1,790.9  3.59%  200,458   1,779.8  3.55%  187,993   1,614.3  3.45%
   Noninterest Bearing Deposits                      46,460                    45,296                    42,914
   Other Liabilities                                  1,211                     1,413                       979
   Stockholders' Equity                              30,209                    29,314                    27,690
      Total Liabilities and Stockholders' Equity   $277,433                  $276,481                  $259,576

Net Interest Income - Tax Equivalent Basis*                   3,194.5                   3,116.8                   2,941.8
Tax Equivalent Adjustment                                       (69.3)                    (78.4)                    (80.7)
    Net Interest Income                                      $3,125.2                  $3,038.4                  $2,861.1

Net Interest Income - Spread*                                          4.15%                     4.09%                     4.17%

Net Interest Income as a % of Total Earning Assets*                    4.95%                     4.87%                     4.92%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the six month periods ended June30, 1996 and 1995
In thousands
                                                         Six Months Ended          Six Months Ended
                                                           June 30, 1996             June 30, 1995
                                                   AVERAGE   INCOME/  YIELD/ AVERAGE   INCOME/  YIELD/
                                                   BALANCE   EXPENSE   RATE  BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                 $1,748     $44.0  5.08%     $254      $7.6  6.07%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               10,049     262.9  5.28%    9,842     285.2  5.88%

   Securities:
     Taxable                                        124,463   3,642.4  5.90%  118,485   3,441.8  5.89%
     Non-Taxable*                                    10,005     440.2  8.87%   10,761     477.3  8.99%
   Loans - Net                                      111,551   5,493.4  9.93%   97,790   4,683.5  9.71%
       Total Earning Assets                        $257,816  $9,882.9  7.73% $237,132  $8,895.4  7.61%
   Allowance for Loan Losses                         (3,246)                   (2,931)
   Nonearning Assets                                 22,607                    22,042
       Total Assets                                $277,177                  $256,243

Liabilities and Stockholders' Equity
   NOW Accounts                                     $25,583    $273.3  2.15%  $22,681    $251.0  2.24%
   Savings Accounts                                  32,470     409.4  2.54%   31,796     397.2  2.53%
   Money Market Deposit Accounts                     54,865     764.7  2.81%   58,389     834.5  2.90%
   Certificates of Deposits less than $100,000       76,175   1,891.7  5.01%   67,141   1,457.7  4.40%
   Certificates of Deposits greater than $100,000    10,179     216.5  4.29%    7,938     181.2  4.63%
      Total Interest Bearing Deposits               199,272   3,555.6  3.60%  187,945   3,121.6  3.37%
   Other Borrowings                                     790      15.1  3.85%        -         -  0.00%
      Total Interest Bearing Liabilities            200,062   3,570.7  3.60%  187,945   3,121.6  3.37%
   Noninterest Bearing Deposits                      46,041                    41,398
   Other Liabilities                                  1,312                       829
   Stockholders' Equity                              29,762                    26,071
      Total Liabilities and Stockholders' Equity   $277,177                  $256,243

Net Interest Income - Tax Equivalent Basis*                   6,312.2                   5,773.8
Tax Equivalent Adjustment                                     ($149.7)                  ($162.3)
    Net Interest Income                                      $6,162.5                  $5,611.5

Net Interest Income - Spread*                                          4.13%                     4.24%

Net Interest Income as a % of Total Earning Assets*                    4.94%                     4.94%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
for the quarterly periods ended June 30, 1996, March 31, 1996, and June 30, 1995 and six month periods ended June30, 1996 and 1995
In thousands
                                                                                           Six Months Ended
                                                 Second Quarter 1996  Second Quarter 1996     June 30, 1996
                                                          vs                   vs                   vs
                                                  First Quarter 1996   Second Quarter 1995    June 30, 1995
                                                 Change due to  Total Change due to  Total Change due to  Total
                                                 Volume  Rate  Change Volume  Rate  Change Volume  Rate  Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts             ($19.2) ($4.1)($23.3) $11.5  ($5.2)  $6.3  $44.7  ($8.3) $36.4
   Federal Funds Sold                             (87.1)   6.9  (80.2) (57.4)  (7.1) (64.5)   6.0  (28.3) (22.3)
   Securities:
      Taxable                                      53.1   (7.1)  46.0  105.0   (2.5) 102.4  173.7   26.9  200.6
      Non-Taxable*                                (23.0)  (3.7) (26.7) (26.5)  (7.1) (33.6) (33.5)  (3.6) (37.1)
   Loans                                          183.8  (10.8) 173.0  387.8   30.8  418.6  659.1  150.8  809.9
      Total Interest Income                       107.6  (18.8)  88.8  420.4    8.9  429.3  850.0  137.5  987.5

Interest Bearing Liabilities:
   NOW Accounts                                    (9.9)  (4.0) (13.9)  12.1   (5.5)   6.6   32.1   (9.8)  22.3
   Savings Accounts                                 4.6    0.3    4.9    4.4    0.0    4.4    8.4    3.8   12.2
   Money Market Deposit Accounts                  (17.1)  (1.4) (18.5) (19.4)  (6.1) (25.5) (50.4) (19.4) (69.8)
   Certificates of Deposits less than $100,000     26.8    7.6   34.4  103.0   73.3  176.3  196.1  237.9  434.0
   Certificates of Deposits greater than $100,000   0.3   (1.2)  (0.9)  20.0  (15.3)   4.7   51.2  (15.9)  35.3
   Other Borrowings                                 6.4   (1.3)   5.1    0.0   10.1   10.1    0.0   15.1   15.1
      Total Interest Expense                       11.1    0.0   11.1  120.1   56.5  176.6  237.4  211.7  449.1
   Increase (Decrease) in
      Interest Differential                       $96.5 ($18.8) $77.7 $300.3 ($47.6)$252.7 $612.6 ($74.2)$538.4

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

     The financial statements as of December 31, 1995, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accounts, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of June 30, 1996, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.
By: /s/ J. B. Falgoust
J. B. Falgoust, President

August 8, 1996
Date