Form 10-Q
period 1996-09-30
ONE AMERICAN CORP
filed 1996-11-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
Quarter Ended September 30, 1996     Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


Louisiana                                         72-0948181
(State or other jurisdiction of       (IRS Employer Identification No.)
Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                               70090-0550
(Address of principal executive offices)          (Zip Code)

Registrant's Telephone Number, including area code:(504) 265-2265


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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of November 8, 1996.

                         FORM 10-Q Index

                             Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     September 30, 1996, December 31, 1995, and September 30,1995    3

     Consolidated Statements of Income
     for the three and nine months ended September 30, 1996
     and 1995                                                        4

     Consolidated Statements of Changes in Stockholders' Equity
     for the nine months ended September 30, 1996 and 1995           5

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1996 and 1995           6

     Notes to Consolidated Financial Statements                      8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       11

     Average Balance Sheets and Interest Rate Analysis
     for the three months ended September 30, 1996, June 30, 1996,   20
     September 30, 1995,

     Average Balance Sheets and Interest Rate Analysis for the
     nine months ended September 30, 1996 and 1995                   21

     Interest Differentials
     for the three months ended September 30, 1996, June 30, 1996, September 30, 1995,
     and nine months ended September 30, 1996 and 1995               22

                             Part II
Other Information

     Legal Proceedings                                               23

     Exhibits and Reports on Form 8-K                                23

     Management's Responsibility for Financial Reporting             24

     Signatures                                                      25

Consolidated Balance Sheets
One American Corp. and Subsidiaries                              Unaudited Unaudited  Unaudited
In thousands                                                  September 30,December 30,September 30,
                                                                  1996       1995      1995
Assets
   Cash and Due From Banks                                         $12,949   $14,365    $10,706
   Interest Bearing Deposits in Other Banks                          1,039       867        298
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                               9,925     7,375      5,550
   Securities:
      Held to Maturity (Fair Value of $-0-, $-0-,
         and $18,773, respectively)                                      -         -     18,404
      Available for Sale (Amortized Cost of $115,433, $132,030
         and $112,972, respectively)                               115,285   132,592    112,519
         Total Securities                                          115,285   132,592    130,923
   Loans                                                           132,348   107,593    106,182
      Less:  Allowance for Loan Losses                              (3,328)   (3,273)    (3,166)
   Loans, Net                                                      129,020   104,320    103,016

   Bank Premises and Equipment                                       9,146     8,461      8,674
   Other Real Estate                                                    51         -          -
   Accrued Interest Receivable                                       2,191     2,112      1,881
   Other Assets                                                      2,547     1,536      2,013
        Total Assets                                              $282,153  $271,628   $263,061

Liabilities
   Deposits:
     Noninterest Bearing                                           $46,689   $44,920    $44,560
     Interest Bearing                                              200,636   194,803    189,060
         Total Deposits                                            247,325   239,723    233,620

   Accrued Interest Payable                                            618       603        487
   Other Liabilities                                                 1,456     1,090        642
        Total Liabilities                                          249,399   241,416    234,749

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                        7,500     7,500      7,500
   Surplus                                                           5,000     5,000      5,000
   Retained Earnings                                                20,977    17,966     16,736
   Unrealized Gain (Loss) on Securities Available for Sale, Net        (98)      371       (299)
   Treasury Stock - 148,385 shares at cost                            (625)     (625)      (625)
        Total Stockholders' Equity                                  32,754    30,212     28,312
        Total Liabilities and Stockholders' Equity                $282,153  $271,628   $263,061

The accompanying notes are an integral part of these financial statements.

                                   3
<PAGE

Consolidated Statements of Income
One American Corp. and Subsidiaries                      Three Months Ended  Nine Months Ended
for the three and nine months ended September 30, 1996 Unaudited Unaudited Unaudited  Unaudited
In thousands, except per share data                      1996      1995       1996      1995
Interest Income
   Interest and Fees on Loans                            $3,005     $2,583    $8,498     $7,267
   Interest on Securities:
      Taxable Interest                                    1,709      1,815     5,353      5,234
      Nontaxable Interest                                   135        160       425        475
         Total Interest on Securities                     1,844      1,975     5,778      5,709
   Other Interest Income                                    100        143       407        459

      Total Interest Income                               4,949      4,701    14,683     13,435

   Interest Expense on Deposits                           1,809      1,679     5,380      4,801
      Net Interest Income                                 3,140      3,022     9,303      8,634

Provision for Loan Losses                                    75        100       165        400
   Net Interest Income After
      Provision for Loan Losses                           3,065      2,922     9,138      8,234

Other Income
   Service Charges on Deposit Accounts                      554        462     1,556      1,383
   Gain or (Loss) on Securities                               0          0       285        275
   Gain on Purchased Assets                                 133        175       717        908
   Other Operating Income                                   196        197       550        525
      Total Other Income                                    883        834     3,108      3,091
      Income Before Other Expenses                        3,948      3,756    12,246     11,325

Other Expenses
   Salaries and Employee Benefits                         1,070      1,009     3,131      2,976
   Net Occupancy Expense                                    313        260       855        790
   Net ORE Expense                                           (5)        (6)      (17)      (160)
   Other Operating Expenses                                 845        738     2,365      2,469
      Total Other Expenses                                2,223      2,001     6,334      6,075
       Income Before Income Taxes                         1,725      1,755     5,912      5,250
Applicable Income Taxes                                     536        522     1,887      1,571
      Net Income                                         $1,189     $1,233    $4,025     $3,679

      Net Income Per Share                                $0.88      $0.91     $2.98      $2.72

      Cash Dividends Per Share                            $0.25      $0.20     $0.75      $0.40

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 1996 and 1995            Unaudited Unaudited
In thousands                                                       1996       1995
Common Stock
  Beginning and End of Period                                       $7,500    $7,500

Surplus
  Beginning and End of Period                                       $5,000    $5,000

Retained Earnings
  Balance - Beginning of Period                                    $17,966   $13,597
    Net Income                                                       4,025     3,679
  Cash Dividends                                                    (1,014)     (540)
  Balance - End of Period                                          $20,977   $16,736

  Balance - Beginning of Period                                       $371   ($1,482)
  Net Change in Unrealized Gain (Loss)                                (469)    1,183
  Balance - End of Period                                             ($98)    ($299)

Treasury Stock
  Balance - Beginning and End of Period                              ($625)    ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 1996 and 1995            Unaudited Unaudited
In thousands                                                       1996       1995
Cash Flows From Operating Activities
  Net Income                                                        $4,025    $3,679
    Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                        (717)     (908)
      Provision for Depreciation                                       512       518
      Provision for Loan Losses                                        165       400
      Accretion on Securities                                          (68)     (285)
      Provision (Credit) for Deferred Income Taxes                     (59)       10
      (Gain) Loss on Sale of Other Real Estate                          (8)     (153)
      (Gain) Loss on Sale of Equipment                                   -         6
      (Gain) Loss on Securities                                       (284)     (275)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable               (79)     (141)
      (Increase) Decrease in Other Assets                             (710)     (274)
      Increase (Decrease) in Accrued Interest Payable                   15       152
      Increase (Decrease) in Other Liabilities                         364       257
        Net Cash Provided by Operating Activities                    3,156     2,986

Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale              53,674    42,849
  Maturities or Calls of Securities Held to Maturity                     -       766
  Purchases of Securities Available for Sale                       (37,000)  (44,516)
  Purchases of Securities Held to Maturity                               -      (502)
  Proceeds from Sale of Securities Available for Sale                  276       272
  Net (Increase) Decrease in Federal Funds Sold                     (2,550)    2,650
  Net (Increase) Decrease in Loans                                 (24,202)   (9,960)
  Proceeds from Sale of Other Real Estate                               11       293
  Proceeds from Sale of Premises, Equipment, and Other Assets            -      (269)
  Purchases of Premises and Equipment                               (1,197)       40
    Net Cash Used in Investing Activities                          (10,988)   (8,377)

(Continued on next page)

Consolidated Statements of Cash Flows
for the nine months ended September 30, 1996 and 1995
In thousands                                                     Unaudited Unaudited
(Continued)                                                        1996       1995
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                            (2,098)   (7,594)
  Net Increase (Decrease) in Certificates of Deposits                9,700    10,352
  Dividends Paid                                                    (1,014)     (811)
    Net Cash Provided (Used) By Financing Activities                 6,588     1,947

Decrease in Cash and Cash Equivalents                               (1,244)   (3,444)
Cash and Cash Equivalents - Beginning of Year                       15,232    14,449
Cash and Cash Equivalents - End of Period                           13,988   $11,004

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                              $1,961    $1,396

   Interest Paid on Deposits                                        $5,365    $4,649

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                   $54       $46

   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                  ($711)   $1,792

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale        ($242)     $609

Noncash Financing Activities:
   Dividends Declared and Not Paid                                    $338      $270

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                       September 30, 1996
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first nine months ended September 30, 1996 are no indication of the expected results for the annual period which ends December 31, 1996. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1995.

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

     Acquisitions - On September 23, 1996, the Bank acquired the First American Bank of Tangipahoa located in Hammond, Tangipahoa Parish, Louisiana for a purchase price of $1.8 million. Pursuant to a Merger and Acquisition Agreement, the Bank acquired assets with a fair value of $6.9 million and assumed $5.7 million in deposits and specific liabilities as disclosed in the table below. The excess of the purchase price over the value of the net tangible assets has been assigned to goodwill and is being amortized over fifteen years. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition.


                                                             9/23/96
Assets:
   Cash and Due From Banks                                   $727,410
   Federal Funds Sold                                       1,825,000
   Securities                                                 234,982
   Loans, Net                                               4,044,018
   Bank Premises and Equipment                                  5,719
   Other Real Estate                                           22,000
   Accrued Interest Receivable                                 43,729
   Other Assets                                                 4,947
      Total Assets                                         $6,907,805


Liabilities and Stockholders Equity:
   Deposits                                                $5,658,993
   Accrued Interest Payable                                   $19,087
   Other Liabilities                                           16,478
   Stockholders Equity                                      1,213,247
      Total Liabilities and Stockholders Equity            $6,907,805

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                       September 30, 1996


Third Quarter in Review

     Net income for the current quarter of 1996 was $1.2 million, approximately equal to the same quarter of 1995. Earnings per common share were $.88 and $.91 for the third quarters of 1996 and 1995, respectively. Return on average assets on an annualized basis was 1.73% for the current quarter, and 1.87% in the same quarter of 1995. For the third quarters of 1996 and 1995, return on average equity on an annualized basis was 15.28% and 18.00%, respectively. Cash dividends were $.25 per share for the current quarter and $.20 per share for the third quarter of 1995.

     Net interest income (FTE) for the current quarter was $3.2 million, 4.0% higher than the third quarter of 1995, due to an increase in volume of loans which offset an increase in interest expense. The increased volume of loans is a result of greater loan demand in the Bank's trade area. The net interest spread
(FTE) was 4.18% for the current quarter and 4.24% for the same quarter of 1995.

     During the third quarter of 1996, in comparison with the same quarter of 1995, average loans outstanding increased $20.6 million or 20.0% to $123.5 million. Average total deposits for the current quarter increased $6.2 million or 2.6% to $241.3 million when compared to the average total deposits for the same quarter of 1995. Average total assets for the current quarter increased $11.0 million or 4.2% to $274.5 million when respectively compared to the total average assets of the third quarter of 1995.

     Net income for the first nine months of 1996 was $4.0 million compared to $3.7 million for the same period of 1995. Earnings per common share were $2.98 and $2.72 for the first nine months of 1996 and 1995, respectively. Return on average assets on an annualized basis was 1.94% for the first nine months, and 1.89% in the same period of 1995. For the first nine months of 1996 and 1995, return on average equity on an annualized basis was 17.76% and 18.51%, respectively. Cash dividends were $.75 per share for the first nine months of 1996 and $.40 per share for the same period of 1995.

     Net interest income (FTE) for the first nine months was $9.5 million, 7.3% higher than the first nine months of 1995. The net interest spread (FTE) was 4.16% for the first nine months and 4.26% for the same period of 1995.

     During the first nine months of 1996, in comparison with the same period of 1995, average loans outstanding increased $16.0 million or 16.1% to $115.6 million. Average total deposits for the first nine months increased $12.8 million or 5.5% to $244.0 million when compared to the average total deposits for the same period of 1995. Average total assets for the first nine months increased $17.7 million or 6.8% to $276.3 million when respectively compared to the total average assets of the same period of 1995.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1996 was $3.2 million compared to $3.1 million for the same quarter of 1995. An increase in the volume of loans partially offset by an increase in the cost of funds accounted for the increase in net interest income (FTE) of $106 thousand over the same quarter of 1995. Net interest income on a fully tax equivalent basis (FTE) for the first nine months of 1996 was $9.5 million compared to $8.9 million for the same period of 1995 resulting in an increase in net interest income
(FTE) of $644 thousand.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1996, average earning assets were $255.6 million, an increase of $11.2 million or 4.6% over the third quarter of 1995. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the state of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the quarters compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts.

     For the current quarter of 1996, the average yield on earning assets was 7.80%, while the average cost of interest bearing funds was 3.62%, producing a net interest spread (FTE) of 4.18%. The net interest margin (FTE) was 4.98% for the current quarter of 1996. In comparison, the net interest margin (FTE) for the same quarter of 1995 was 5.04%.

     The cost of interest bearing liabilities during the third quarter of 1995 was 3.52%, while the yield on average earning assets was 7.76%, producing a net interest spread of 4.24%. The 10 basis point increase in the average cost of interest bearing liabilities from the third quarter of 1995 to the same quarter of 1996, was greater than the 3 basis point increase in the yield on interest earning assets for the respective quarters, which provided for the reduction in net interest spread at the close of the third quarter of 1996.

     For the first nine months of 1996, the average yield on earning assets was 7.78%, while the average cost of interest bearing funds was 3.62%, producing a net interest spread (FTE) of 4.16%. The net interest margin (FTE) was 4.97% for the first nine months of 1996. In comparison, the net interest margin
(FTE) for the same period of 1995 was 4.99%. The cost of interest bearing liabilities during the first nine months of 1995 was 3.43%, while the yield on average earning assets was 7.69%, producing a net interest spread of 4.26%.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended September 30, 1996, June 30, 1995, and September 30, 1995, and the nine month periods ended September 30, 1996 and 1995 and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $75 thousand and $100 thousand for the third quarters of 1996 and 1995, respectively. Net charge-offs (recoveries) were $12 thousand for the current quarter. Net charge-offs (recoveries) were immaterial for the third quarter of 1995. Recoveries as a percentage of gross charge-offs for the current quarter were 57.7% versus 108.6% for the same quarter of 1995. For the first nine months of 1996, provision for loan losses was $165 thousand and $400 thousand for the same period of 1995.

Earning Asset Structure                                             Third               Second              Third
In thousands                                                       Quarter 1996        Quarter 1996        Quarter 1995
                                                                               % of                % of                % of
                                                                   Average   Earning   Average   Earning   Average   Earning
                                                                   Balances   Assets   Balances   Assets   Balances   Assets
Interest Bearing Deposits                                            $1,103     0.4%     $1,046     0.4%      $246      0.1%
Federal Funds Sold                                                    6,186     2.4%      6,630     2.6%     8,557      3.5%
Securities
  Taxable                                                           115,299    45.2%    126,270    48.7%    121,610    49.7%
  Non-Taxable                                                         9,470     3.7%      9,479     3.7%     10,939     4.5%
Loans - Net                                                         123,537    48.3%    115,277    44.6%    103,036    42.2%
    Total Earning Assets                                           $255,595   100.0%   $258,702   100.0%   $244,388   100.0%

Deposit Structure                                                   Third               Second              Third
In thousands                                                       Quarter 1996        Quarter 1996        Quarter 1995
                                                                   Average     % of    Average     % of    Average     % of
                                                                   Balances  Deposits  Balances  Deposits  Balances  Deposits

Noninterest Bearing Deposits                                        $44,351   18.4%     $46,460    18.8%    $45,671    19.4%
NOW Accounts                                                         24,031    9.9%      24,667    10.0%     22,186     9.4%
Savings Accounts                                                     32,065   13.3%      32,836    13.4%     32,687    13.9%
Money Market Deposit Accounts                                        52,313   21.7%      53,640    22.0%     54,945    23.4%
Certificates of Deposits less than $100,000                          77,618   32.2%      77,426    31.6%     71,231    30.3%
   Total Core Deposits                                              230,378   95.5%     235,029    95.8%    226,720    96.4%
Certificates of Deposits greater than $100,000                       10,906    4.5%      10,194     4.2%      8,394     3.6%
   Total Deposits                                                  $241,284  100.0%    $245,223   100.0%   $235,114   100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                                                77.0%               76.8%               77.5%

Core Deposits as a percentage
   of Total Average Assets                                          83.9%               84.7%               86.0%

Other Income

     Other income, including gains and losses from security transactions, for the current quarter was $883 thousand, a increase of $49 thousand or 5.9% compared to the same quarter of 1995. For the first nine months of 1996, other income, including gains and losses from security transactions, was $3.1 million, comparable to the same period of 1995.

     Gain on purchased assets was $133 thousand for the current quarter, a decrease of $42 thousand from the third quarter of 1995. For the first nine months of 1996 gain on purchased assets was $717 thousand, a decrease of $191 thousand or 21.0% from the same period of 1995. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Gains from security transactions involving Available for Sale securities were non-existent for the current and same quarter of 1995. The Bank did not experience any recoveries as gains from security transactions during the current quarter of 1996 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. For the first nine months of 1996, gains from security transactions involving Available for Sale securities were $285 thousand, compared to $275 thousand for the same period of 1995. The Bank recovered $277 thousand as gains from security transactions during the first nine months of 1996 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Total other expenses were $2.2 million for the current quarter of 1996, an increase of $222 thousand from the same quarter of 1995. For the first nine months of 1996, total other expenses were $6.3 million, an increase of $259 thousand from the same period of 1995. The bank enjoyed a credit of $139 thousand relating to deposit insurance premiums from the Federal Deposit Insurance Corporation during the third quarter of 1995.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $536 thousand compared to $522 thousand for the third quarter of 1995. Effective tax rates for the respective quarters were 31% and 30%. For the first nine months of 1996, applicable income taxes were $1.9 million compared to $1.6 million for the same period of 1995. Effective tax rates for the respective nine month periods were 32% and 30% The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $230.4 million or 95.5% of total average deposits and 83.9% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at September 30, 1996. The table indicates that the Company's interest bearing liabilities exceed its earning assets out to the one year point in time suggesting a decrease in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
September 30, 1996
In thousands
                                0-90    91-365  1 Year- Over 5   Non-
                                Days    Days    5 Years Years Sensitive Total
Assets
   Securities                   $29,369 $31,247 $46,001 $8,668       -$115,285
   Loans, Net                    22,112  32,727  51,151 22,963      67 129,020
   Federal Funds Sold             9,925       -       -      -       -   9,925
   Other Assets                   1,039       -       -      -  26,884  27,923
     Total Assets               $62,445 $63,974 $97,152$31,631 $26,951$282,153

Liabilities
   NOW and Super NOW Deposits    $2,003  $5,335 $11,785 $4,849       - $23,972
   Insured Money Market Accounts  1,026  23,519  27,567    -         -  52,112
   Savings Deposits               2,928   7,694  14,977  5,882       -  31,481
   Certificates of Deposits      25,109  50,728  17,234      -       -  93,071
   Noninterest Bearing Deposits   4,927  12,460  19,903  9,399       -  46,689
   Other Liabilities                 24      75     469    213   1,293   2,074
   Stockholders' Equity               -       -       -      -  32,754  32,754
   Total Liabilities and
       Stockholders' Equity     $36,017 $99,811 $91,935$20,343 $34,047$282,153

   Interest Rate Sensitivity Gap$26,428($35,837  $5,217$11,288 ($7,096)      -
   Cumulative Interest Rate
     Sensitivity Gap            $26,428 ($9,409)($4,192)$7,096      $0

   GAP / Assets                     9.4%  -12.7%    1.8%   4.0%   -2.5%
      Cumulative GAP / Asset        9.4%   -3.3%   -1.5%   2.5%    0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 1996, were $6.9 million and $6.0 million at September 30, 1995. The Bank had letters of credit of $729 thousand issued at September 30, 1996 compared to $826 thousand at September 30, 1995. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 1996 the available portion of these credit lines was $621 thousand compared to $628 thousand at September 30, 1995. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank began issuing credit cards during the third quarter of 1992. As of September 30, 1996, the aggregate credit available was $2.8 million, and $2.6 million at September 30, 1995. Applicants are reviewed through normal lending policies and credit reviews.

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

     Included in the category of Securities of Other US Government Agencies at September 30, 1996 is $23.0 million par value of structured notes, with an amortized cost of $23.0 million and a fair value of $22.6 million, resulting in an unrealized loss in the amount of $357 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices which can create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities is a fraction of (40 - 50%) the 10 year CMT plus a certain number of basis points (60 - 170 basis points). These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The 10 year CMT related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity.
Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.4 million at September 30, 1996 or 2.6% of loans outstanding. At September 30, 1995, the allowance for loan losses was $3.2 million or 3.0% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis, given the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and impaired loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at September 30, 1996, were $67 thousand, compared to $594 thousand at September 30, 1995. Loans past due 90 days and still accruing at September 30, 1996 and 1995 were $546 thousand and $494 thousand, respectively. For September 30, 1996 and 1995, nonaccrual loans were insignificant and .6% of gross loans outstanding and insignificant and 18.8% of the allowance for loan losses, respectively.

     Impaired loans having recorded investments of $4.0 million at September 30, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans was $1.6 million at September 30, 1996. Interest received on impaired loans amounted to $371 thousand at September 30, 1996.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was $51 thousand at the close of the current quarter and insignificant at the third quarter of 1995.

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

  Capital Adequacy Ratios
  In Thousands                      September 30,December 30, September 30,
                                        1996       1995         1995
  Tier 1 Capital:
     Stockholders' Equity               $31,912    $29,428      $28,191
  Tier 2 Capital:
     Allowance for Loan Losses            1,684      1,407        1,359
        Total Capital                   $33,596    $30,835      $29,550

  Risk-Weighted Ratios:
     Tier 1 Capital                       24.0%      26.6%        26.4%
     Total Capital                        25.2%      27.9%        27.6%
  Leverage Ratio                          11.7%      11.1%        10.7%
  Stockholders' Equity                    11.3%      10.8%        10.7%
  Regulatory Risk-Based Capitalization Requirements
                                                         Significantly Critically
                     Well        Adequately  Under       Under         Under
                     Capitalized Capitalized Capitalized Capitalized   Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital      6.0%        4.0%      < 4.0%      < 3.0%
     Total Capital      10.0%        8.0%      < 8.0%      < 6.0%
  Leverage Ratio         5.0%        4.0%      < 4.0%      < 3.0%      <= 2.0% tangible
                                                                                equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels and provides a basis for future growth. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval of approximately $7.2 million. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the quarterly periods ended September 30, 1996, June 30, 1996, and September 30, 1995
In thousands
                                                    Third Quarter 1996    Second Quarter 1996   Third Quarter 1995
                                                  AVERAGE  INCOME/ YIELDAVERAGE  INCOME/ YIELDAVERAGE INCOME/ YIELD/
                                                  BALANCE  EXPENSE RATE BALANCE  EXPENSE RATE BALANCE EXPENSE RATE
Assets
   Interest Bearing Deposit Accounts               $1,103   $15.1 5.43%  $1,046   $10.3 3.95%    $246    $3.9 6.23%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              6,186    80.8 5.18%   6,630    91.4 5.53%   8,557   126.5 5.87%

   Securities:
     Taxable                                      115,299 1,713.6 5.90% 126,270 1,846.9 5.87% 121,610 1,827.7 5.96%
     Non-Taxable*                                   9,470   203.8 8.54%   9,479   203.8 8.62%  10,939   241.8 8.77%
   Loans - Net                                    123,537 3,005.0 9.65% 115,277 2,833.0 9.86% 103,036 2,582.9 9.95%
       Total Earning Assets                       255,595 5,018.3 7.80% 258,702 4,985.4 7.74% 244,388 4,782.8 7.76%
   Allowance for Loan Losses                       (3,291)               (3,233)               (3,109)
   Nonearning Assets                               22,173                21,964                22,207
       Total Assets                              $274,477              $277,433              $263,486

Liabilities and Stockholders' Equity
   NOW Accounts                                   $24,031  $126.9 2.10% $24,667  $129.7 2.11% $22,186  $119.3 2.13%
   Savings Accounts                                32,065   205.1 2.54%  32,836   207.2 2.53%  32,687   207.8 2.52%
   Money Market Deposit Accounts                   52,313   356.8 2.71%  53,640   372.6 2.79%  54,945   388.0 2.80%
   Certificates of Deposits less than $100,000     77,618   986.3 5.04%  77,426   963.5 4.99%  71,231   844.9 4.71%
   Certificates of Deposits greater than $100,000  10,906   121.2 4.41%  10,194   107.8 4.24%   8,394   119.3 5.64%
      Total Interest Bearing Deposits             196,933 1,796.3 3.62% 198,763 1,780.8 3.59% 189,443 1,679.2 3.52%
   Other Borrowings                                   789    12.7 6.39%     790    10.1 5.13%       -       - 0.00%
      Total Interest Bearing Liabilities          197,722 1,809.0 3.62% 199,553 1,790.9 3.59% 189,443 1,679.2 3.52%
   Noninterest Bearing Deposits                    44,351                46,460                45,671
   Other Liabilities                                1,236                 1,211                 1,021
   Stockholders' Equity                            31,138                30,209                27,351
      Total Liabilities and Stockholders' Equity $274,447              $277,433              $263,486

Net Interest Income - Tax Equivalent Basis*               3,209.3               3,194.5               3,103.6
Tax Equivalent Adjustment                                   (69.3)                (69.3)               (82.2)
    Net Interest Income                                  $3,140.0              $3,125.2              $3,021.4

Net Interest Income - Spread*                                     4.18%                 4.15%                  4.24%

Net Interest Income as a % of Total Earning Assets*               4.98%                 4.95%                  5.04%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
for the nine month periods ended September 30, 1996 and 1995
In thousands                                       Nine Months Ended        Nine Months Ended
                                                   September 30, 1996       September 30, 1995
                                                 AVERAGE  INCOME/ YIELD   AVERAGE  INCOME/ YIELD/
                                                 BALANCE  EXPENSE RATE    BALANCE  EXPENSE RATE
Assets
   Interest Bearing Deposit Accounts               $1,531     $59.0 5.17%     $251     $11.4 6.13%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              8,752     343.7 5.27%    9,409     411.8 5.89%

   Securities:
     Taxable                                      121,386   5,357.3 5.92%  119,538   5,270.3 5.94%
     Non-Taxable*                                   9,825     643.9 8.80%   10,821     718.9 8.95%
   Loans - Net                                    115,575   8,498.0 9.87%   99,558   7,266.5 9.83%
       Total Earning Assets                      $257,069 $14,901.9 7.78% $239,577 $13,678.9 7.69%
   Allowance for Loan Losses                       (3,261)                  (2,991)
   Nonearning Assets                               22,526                   22,095
       Total Assets                              $276,334                 $258,681

Liabilities and Stockholders' Equity
   NOW Accounts                                   $25,063    $400.2 2.14%  $22,514    $370.3 2.22%
   Savings Accounts                                32,334     614.5 2.55%   32,096     605.0 2.54%
   Money Market Deposit Accounts                   54,078   1,133.3 2.81%   57,340   1,222.5 2.87%
   Certificates of Deposits less than $100,000     76,659   2,866.5 5.02%   68,521   2,318.4 4.56%
   Certificates of Deposits greater than $100,000  10,423     337.7 4.35%    8,092     284.7 4.74%
      Total Interest Bearing Deposits             198,557   5,352.2 3.62%  188,563   4,800.8 3.43%
   Other Borrowings                                   790      27.8 4.72%        -        -  0.00%
      Total Interest Bearing Liabilities          199,347   5,380.0 3.62%  188,563   4,800.8 3.43%
   Noninterest Bearing Deposits                    45,478                   42,722
   Other Liabilities                                1,286                      893
   Stockholders' Equity                            30,223                   26,503
      Total Liabilities and Stockholders' Equity $276,334                 $258,681

Net Interest Income - Tax Equivalent Basis*                 9,521.9                  8,878.1
Tax Equivalent Adjustment                                   ($218.9)                 ($244.4)
    Net Interest Income                                    $9,303.0                 $8,633.7

Net Interest Income - Spread*                                       4.16%                    4.26%

Net Interest Income as a % of Total Earning Assets*                 4.97%                    4.99%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
for the quarterly periods ended September 30, 1996, June 30, 1996, and September 30, 1995
 and nine month periods ended September 30, 1996 and 1995
In thousands
                                                                                            Nine Months Ended
                                                Third Quarter 1996   Third Quarter 1996     September 30, 1996
                                                        vs                   vs                   vs
                                                Second Quarter 1996  Third Quarter 1995     September 30, 1995
                                                Change due to  Total Change due to  Total Change due to  Total
                                                Volume  Rate  Change Volume  Rate  Change Volume  Rate  Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts             $0.6   $4.2   $4.8  $13.4  ($2.2)  $11.2    $58.3 ($10.7)   $47.6
   Federal Funds Sold                            (6.1)  (4.5) (10.6) (35.1) (10.6)  (45.6)   (28.8) (39.3)   (68.1)
   Securities:
      Taxable                                  (160.5)  27.2 (133.3) (94.8) (19.3) (114.2)    81.5    5.5     87.0
      Non-Taxable*                               (0.2)   0.2   (0.0) (32.5)  (5.5)  (38.0)   (66.2)  (8.8)   (75.0)
   Loans                                        203.0  (31.0) 172.0  513.9  (91.8)  422.2  1,169.0   62.5  1,231.5
      Total Interest Income                      36.8   (3.9)  32.9  364.9 (129.5)  235.4  1,213.8    9.2  1,223.0

Interest Bearing Liabilities:
   NOW Accounts                                  (3.3)   0.5   (2.8)   9.9   (2.3)    7.6     41.9  (12.0)    29.9
   Savings Accounts                              (4.9)   2.8   (2.1)  (4.0)   1.3    (2.7)     4.4    5.1      9.4
   Money Market Deposit Accounts                 (9.2)  (6.6) (15.8) (18.6) (12.6)  (31.2)   (69.5) (19.7)   (89.2)
   Certificates of Deposits less than $100,000    2.4   20.4   22.8   75.8   65.6   141.3    275.3  272.8    548.2
   Certificates of Deposits greater than $100,000 7.5    5.9   13.4   35.7  (33.7)    2.0     82.0  (28.9)    53.1
   Other Borrowings                              (0.0)   2.6    2.6    0.0   12.7    12.7      0.0   27.8     27.8
      Total Interest Expense                     (7.5)  25.6   18.1   98.8   31.0   129.8    334.1  245.1    579.2
   Increase (Decrease) in
      Interest Differential                     $44.3 ($29.5) $14.8 $266.1 ($160.5)$105.6   $879.7($235.9) $643.8

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

     The financial statements as of December 31, 1995, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of September 30, 1996, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.
By: /s/ J. B. Falgoust
J. B. Falgoust, President

November 8, 1996
Date