Form 10-K
period 1996-12-31
ONE AMERICAN CORP
filed 1997-03-26
CIK 708817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1996

     One American Corp                       0-12437
(Exact name of registrant as            (Comm. File No.)
 specified in its charter)

            Louisiana                     72-0948181
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)


2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana                               70090-0550
(Address of principal executive offices)          (Zip Code)
Registrant's Telephone Number, including area code:(504)265-4061

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $31,800,110.00 (1,025,810
Shares @ $31.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $5 Par Value, 1,351,615 shares outstanding as of March 13, 1997.

               Documents Incorporated by Reference

      Document                           Part of Form 10-K

Definitive Proxy Statement for 1997     Part I and Part III
Annual Meeting of Stockholders

*For purposes of the computation, shares (325,805) owned by executive officers, directors and 5% shareholders have been excluded.

                             Part I

Item 1    Description of Business                             4
          Supplemental Financial Information:
          Average Balance Sheets and Interest Yield Analysis 10
          Interest Differential                              10
          Securities Portfolio                               11
          Loan Portfolio                                     11
          Non-Performing Loans                               11
          Summary of Loan Loss Experience                    11
          Deposits                                           12
          Return on Equity and Assets                        12

Item 2    Description of Properties                          12

Item 3    Legal Proceedings                                  13

Item 4    Submission of Matters to a Vote of Security Holders13

                             Part II

Item 5    Market for the Registrant's Common Stock
               and Related Security Holder Matters           14

Item 6    Selected Financial Data                            15

Item 7    Management's Discussion and Analysis of
               Financial Condition and Results of Operation  17

Item 8    Financial Statements and Supplementary Data        38

Item 9    Disagreements on Accounting and Financial
               Disclosures                                   63

                            Part III

Item 10   Directors and Executive Officers
               of the Registrant                             63

Item 11   Executive Compensation                             63

Item 12   Security Ownership of Certain Beneficial
               Owners and Management                         63
Item 13   Certain Relationships and Related Transactions     63

                             Part IV

Item 14   Exhibits, Financial Statement Schedules
               and Reports On Form 8-K                       63
          Signatures                                         64
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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 13, 1997.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana, and fifteen branch offices. Four branches are located in St. James Parish in the cities of Vacherie (2), Gramercy, and Lutcher. One branch is located in Lafourche Parish in the city of Thibodaux. Five branches are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose (2). Two branches are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One branch is located in St. John Parish in the city of LaPlace. One branch is located in Tangipahoa, Parish in the city of Hammond. The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984, respectively, by the

Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The Thibodaux branch was approved on July 7, 1988, by the Commissioner of Financial Institutions of the State of Louisiana, and on July 5, 1988, by the Federal Deposit Insurance Corporation. The five branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The two branches located in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994, and was approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The one branch located in Tangipahoa Parish was acquired from First American Bank of Tangipahoa on September 23, 1996 , and was approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation.

     The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers, among services, travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. First American Bank and Trust is insured under the Federal Deposit Insurance Act; but, is not a member of the Federal Reserve System.
     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial loans. As of December 31, 1996, these three categories accounted for approximately 80.1%, 9.9% and 9.8%, respectively, of the Bank's loan portfolio. (See Note E in the 1996 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. The time deposit and money market balances of all State and Political Subdivisions were $7.1 million, interest bearing demand deposits of $6.2 million, and non-interest bearing demand deposits of $1.4 million as of December 31, 1996. These depositors are considered by management to be important to the Bank. Although no agreement or understanding exist between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 1996, the Bank had 13,751 demand deposit accounts with a total balance of $45.9 million; 1,263 NOW and Super NOW accounts with a total balance of $24.3 million; 2,584 Insured Money Market Accounts with a balance of $56.5 million; 13,758 savings accounts with a total balance of $32.2 million; and 6,390 other time deposit accounts with a total balance of $91.8 million.

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

     Most of the Bank's business originates from within the parishes of St. James, St. Charles, Jefferson, Lafourche, St. John, and Tangipahoa Louisiana; however, some business is obtained from the parishes immediately surrounding these parishes. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulations.

The Agency

     The Agency was incorporated under the laws of the State of Louisiana on July 14, 1983. The Agency was approved and began operations on November 25, 1983. The Agency's securities consist of one class, common stock, of which there were 100 shares held 100% by its parent, One American Corp., as of March 13, 1997.
     The Agency operates out of the main office of the Bank at LA Highway 20 West, Vacherie, St. James Parish, Louisiana.

     The Agency provides general insurance agent services for the Company and its subsidiaries. The Agency also provides agent services in relation to credit life and accident and health insurance that is directly related to the extension of credit of other financial services of the Bank.

Competition

     The Company's general market area contains approximately 138 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, the east bank of the Mississippi river in Jefferson Parish, and the south central portion of Tangipahoa Parish, all located in Louisiana. These parishes have experienced little population growth over the last several years.

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

Employees

     The Company has approximately 148 full time employees, and 14 part-time employees. Management considers its relationship with the employees to be good.

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

     Additional information regarding supervision and regulation can be found in the 1996 Form 10-K in the Section titled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and incorporated herein by reference.

     Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 1996. The capital ratios are included in the 1996 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations the Bank could pay in dividends without regulatory approval approximately $7.0 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1996, 1995, and 1994

Interest Differential

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 1996 and 1995

Securities Portfolio

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 1996 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 1996, that exceeded, in aggregate by issuer, 10% of Stockholders'
Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 1996, 1995, 1994,
1993, and 1992


Non-Performing Loans

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 1996, 1995, 1994,
1993, and 1992

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 1996, 1995, 1994,
              1993, and 1992

Deposits

     The following information called for by Item 1 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1996, 1995, and 1994

     Maturities of time deposits of $100,000 or more at December
31, 1996, are summarized below:

In thousands
3 Months or Less                                 $6,024
Over 3 through 6 Months                           3,381
Over 6 through 12 Months                          1,517
Over 12 Months                                    1,295
                                                $12,217

Return on Equity and Assets

     The following information called for by Item 1 is included in the 1996 Form 10-K in the Section titled Item 6. "Selected
Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 1996, 1995, 1994, 1993, and 1992
     Average Stockholders' Equity
          December 31, 1996, 1995, 1994, 1993, and 1992
     Selected Ratios
          for the years ended December 31, 1996, 1995, 1994,
               1993, and 1992
     Per Share
          for the years ended December 31, 1996, 1995, 1994,
               1993, and 1992

Item 2.  Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust the Company owns the premises in which its main office, operation center, and thirteen of its branches are located and holds a lease for the one remaining branch.

     The Company considers all properties to be suitable and adequate for their intended purposes and its lease to be fair and reasonable.

Item 3.  Legal Proceedings

     The following information called for by Item 3 is included in the 1996 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations"
Subsection titled "Allowance for Loan Losses" and is incorporated herein by reference.

     In February 1997, a party filed a $5.1 million suit against the Bank. This petition is still in its early stages and no documentation has been provided to support any of the allegations which have been made against the Bank. At this time, Bank's Counsel believes there is no merit to the claim and no liability to the Bank. No provision has been made in these financial statements.

     In addition, during the normal course of business, the Company is involved in various other legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

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

                                          1996       1995

First Quarter                           $28.00     $20.00
Second Quarter                          $30.00     $22.00
Third Quarter                           $31.00     $23.00
Fourth Quarter                          $31.00     $26.50

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

     General Counsel

     Martin, Himel, Peytavin & Nobile
     P. O. Box 278
     Lutcher, LA 70071-0278

     Independent Accountants

     Hannis T. Bourgeois & Co., L. L. P.
     2322 Tremont Drive, Suite 200
     Baton Rouge, LA 70809

Item 6.  Selected Financial Data

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 1996, 1995, 1994, 1993, and 1992
($ in thousands, except per share data)
                                                  1996           1995           1994           1993           1992
Assets
Cash and Due from Banks                        $13,946        $15,232        $14,448        $17,078        $15,953
Securities                                     125,219        139,967        135,639        153,378        158,223
Loans                                          132,776        104,320         92,593         75,652         66,500
Other Assets                                    14,170         12,109         13,162         11,602         11,641
   Total Assets                               $286,111       $271,628       $255,842       $257,710       $252,317
Liabilities and Stockholders' Equity
Deposits                                      $250,704       $239,724       $230,862       $234,762       $232,501
Other Liabilities                                1,872          1,692            990            749            688
Stockholders' Equity                            33,535         30,212         23,990         22,199         19,128
   Total Liabilities and Stockholders' Equity
       Stockholders' Equity                   $286,111       $271,628       $255,842       $257,710       $252,317
Average Total Assets                          $276,561       $260,485       $254,367       $248,887       $246,230
Average Stockholders' Equity                   $30,625        $26,979        $22,950        $19,560        $17,332

Selected Ratios:
   Loans to Assets                               46.41%         38.41%         36.19%         29.36%         26.36%
   Loans to Deposits                             52.96%         43.52%         40.11%         32.22%         28.60%
   Deposits to Assets                            87.62%         88.25%         90.24%         91.10%         92.15%
   Equity to Assets                              11.72%         11.12%          9.38%          8.61%          7.58%
   Return on Average Assets                       1.83%          2.01%          1.68%          1.22%          1.40%
   Return on Average Equity                      16.49%         19.45%         18.58%         15.48%         19.84%
   Dividend Payout                               28.10%         16.74%         12.68%         13.40%          9.83%
   Avg. Equity-to-Avg. Assets                    11.07%         10.36%          9.02%          7.86%          7.04%
Condensed Consolidated Statements of Income
for the years ended December 31, 1996, 1995, 1994, 1993, and 1992
                                                  1996           1995           1994           1993           1992
Interest Income                                $19,717        $18,205        $15,693        $15,031        $16,828
Interest Expense                                 7,244          6,511          5,326          5,139          6,716
   Net Interest Income                          12,473         11,694         10,367          9,892         10,112

Provision for Loan Losses                           90              -            350            900          1,200
   Net Interest Income After
      Provision for Loan Losses                 12,383         11,694         10,017          8,992          8,912
Other Income                                     3,978          4,464          4,045          2,930          3,484
Other Expenses                                   9,030          8,501          7,990          7,694          7,622
   Income Before Income Taxes                    7,331          7,657          6,072          4,228          4,774
Applicable Income Tax Expense                    2,281          2,410          1,808          1,201          1,335
Net Income                                      $5,050         $5,247         $4,264         $3,027         $3,439
Per Share:
   Net Income                                    $3.74          $3.88          $3.15          $2.24          $2.54
   Cash Dividends                                $1.05          $0.65          $0.40          $0.30          $0.25
   Book Value - End of Year                     $24.81         $22.35         $17.75         $16.42         $14.15

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 1996 and 1995
1996                                                    FOURTH          THIRD         SECOND          FIRST
($ in thousands, except per share data)                QUARTER        QUARTER        QUARTER        QUARTER
Interest Income                                         $5,034         $4,949         $4,916         $4,818
Interest Expense                                         1,864          1,809          1,791          1,780
   Net Interest Income                                   3,170          3,140          3,125          3,038

Provision for Loan Losses                                  (75)            75             60             30

Net Interest Income after Provision
    for Loan Losses                                      3,245          3,0065         3,065          3,008
Other Income                                               871            883          1,211          1,014
Other Expenses                                           2,697          2,223          2,066          2,045

   Income before Income Taxes                            1,419          1,725          2,210          1,977

Applicable Income Taxes                                    394            536            693            658

   Net Income                                           $1,025         $1,189         $1,517         $1,319

Per Share:
   Net Income                                            $0.76          $0.88          $1.12          $0.98
   Dividends                                             $0.30          $0.25          $0.25          $0.25
1995                                                     FOURTH          THIRD         SECOND          FIRST
($ in thousands, except per share data)                 QUARTER        QUARTER        QUARTER        QUARTER
Interest Income                                          $4,770         $4,701         $4,476         $4,258
Interest Expense                                          1,711          1,679          1,614          1,507
   Net Interest Income                                    3,059          3,022          2,862          2,751

Provision for Loan Losses                                  (400)           100            150            150

Net Interest Income after Provision
    for Loan Losses                                       3,459          2,922          2,712          2,601
Other Income                                              1,373            834          1,304            953
Other Expenses                                            2,427          2,000          2,069          2,005

   Income before Income Taxes                             2,405          1,756          1,947          1,549

Applicable Income Taxes                                     839            522            672            377

   Net Income                                            $1,566         $1,234         $1,275         $1,172

Per Share:
   Net Income                                             $1.16          $0.91          $0.94          $0.87
   Dividends                                              $0.25          $0.20          $0.20          $0.00

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

Overview of 1996

     One American Corp. enjoyed net income for the year 1996 of $5.1 million compared to $5.2 million for the same period of 1995. Earnings per common share were $3.74 and $3.88 for the years ended 1996 and 1995, respectively. Return on average assets was 1.83% for the current year, and 2.01% in the same period of 1995. For the years ended 1996 and 1995, return on average stockholders' equity was 16.49% and 19.45%, respectively.
     Net interest income for 1996 was $12.5 million, 6% greater than $11.7 million from the year 1995, due to a greater volume of loans. The net interest margin on a fully tax equivalent basis
(FTE) was 4.96% for the current year and 4.98% for the same period of 1995.
     During the year 1996, in comparison with the same period of 1995, average loans outstanding increased $18.5 million or 18% due to an increased loan demand. Average total deposits for the year 1996 increased $11.5 million or 5% when compared to the average total deposits for the same period of 1995. Average total assets for the current year increased $16.1 million or 6% when compared to the total average assets of the year 1995.

Average stockholders' equity for 1996 was $30.6 million, an increase of 14% over the average stockholders' equity for 1995.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for 1996, 1995, and 1994. Certain earning assets are exempt from income taxes, therefore, a tax equivalent adjustment is included so that tax exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income on a fully tax equivalent basis (FTE) increased $800 thousand or 7%. Net interest income (FTE) for 1996 was $12.8 million compared to $12.0 million for the prior year. Net interest income (FTE) for 1994 was $10.7 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $15.8 million or 7% to $257.1 million during 1996. Average earning assets were $241.3 million in 1995 and $234.8 million in 1994. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page
19. Management has strategized to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area of the past produced lower levels of loan demand than those levels of loan demand provided today given opportunities from new markets associated with past out - of - market acquisitions. Management believes the greater loan demand will exist in the near future due to opportunities that were non-existent over the last decade caused by economic challenges experienced in the southeast portion of the State of Louisiana. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate and lower interest rates compared to years past. The trend over the years compared shows the mix of interest bearing liabilities shifted to higher interest bearing certificates of deposit from lower interest bearing savings and NOW accounts and money market accounts. As an additional note, the Bank has benefited by the increase in non-interest bearing deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.
     For the year ended 1996, the average yield on earning assets was 7.78%, while the average cost of interest bearing funds was

3.64%, producing a net interest spread (FTE) of 4.14%. The net interest margin (FTE) was 4.96% for the year ended 1996. In comparison, the net interest margin (FTE) for the year ended 1995 was 4.98%. The slight decrease in net interest margin resulted from an increased cost of interest bearing deposits. The cost of interest bearing deposits increased at a greater rate than the increase in yield of earning assets.
     The table of Average Balance Sheets and Interest Rate Analysis for the periods ended December 31, 1996, December 31, 1995, and December 31, 1994 on pages 34, and the corresponding table of Interest Differentials on page 35 detail the effect a change in average balances outstanding and the change in interest yield and costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 22 show a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $90 thousand for 1996, an increase of $90 thousand from the provision for loan losses of $0 for 1995. Net charge offs (recoveries) were $280 thousand for 1996, a change from recoveries of $(196) thousand for 1995. As a percentage of average loans net charge offs (recoveries) were
 .23% in 1996 and (.19)% in 1995. Gross charge offs were .43% in 1996 and 1995. Recoveries as a percentage of gross charge offs were 45.13% in 1996 and 144.63% in 1995.
     The provision for loan losses in 1994 was $350 thousand. In 1994, recoveries were $(186) thousand, or (.02)% of average loans. Gross charge offs were .13% of average loans and recoveries were 108.93% of gross charge offs. More specifics can be found in the sections entitled Allowance for Loan Losses and Non-performing Assets.

Other Income

     Other income for 1996 was $3.9 million, compared to $4.5 million in 1995. Exclusive of security transactions other income decreased $329 thousand.
     Service charges on deposit accounts were $2.1 million for 1996, an increase of $286 thousand or 15% over 1995. Service charges on deposit accounts were $1.8 million in 1995. The primary reasons for the increase in 1996 was an increased number of deposit accounts.
     Gain on purchased assets decreased $335 thousand to $812 thousand for 1996 when compared to the prior year. These gains are recognition of collection of principal on certain doubtful loans acquired in the Bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any, are indeterminable.
     Other operating income for 1996 was $746 thousand compared to the 1995 total of $1.0 million. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank. A portion of the decrease in other operating income from 1995 to 1996 was non-recurring. Specifically, in the fourth quarter of 1995 the Bank received class action damage restitution in the amount of $169 thousand resulting from Guaranteed Investment Contracts which were written down based on regulatory directives in 1992. More specifics can be found on the Guaranteed Investment Contracts in the section entitled Non-performing Assets. Also, in the fourth quarter of 1995 the Bank received a settlement on a prior pending contingency, involving its insurer, of which a portion of the settlement in the amount of $168 thousand was realized as other income.
     Net gains on investment securities decreased other income by $157 thousand for 1996, compared to a net gain on investment securities of $442 thousand for 1995. The Bank netted $285 thousand as gains from security transactions during the year 1996. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Other expenses totaled $9.0 million in 1996, a 6% increase over the 1995 total of $8.5 million. Salaries and employee benefits increased $210 thousand or 5%, to $4.4 million for 1996 when compared to $4.2 million for 1995. A portion of the increase in salaries and employee benefits, $192 thousand, was from a performance compensation program instituted by the Bank in 1995. A fraction of additional earnings over the past year were shared with employees on a goal achieved basis. Net occupancy expense was $1.2 million for 1996 and 1995. Other operating expenses totaled $3.4 million for 1996 compared to $3.3 million for 1995, an increase of $138 thousand or 4%. For a further analysis of other operating expenses see Note K.
     Net other real estate expense produced a benefit of $13 thousand for 1996. This is a decrease in benefit from 1995 of $146 thousand. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. Expenses from other real estate totaled $5 thousand, which were offset by the income generated from the operations of other real estate of $9 thousand, and net gains on the sale of other real estate and repossessed assets of $9 thousand.
     For 1995, net other real estate expense produced a benefit of $159 thousand. Expenses from other real estate totaled $12 thousand, which were offset by income from the operations of other real estate of $18 thousand, and net gains on the sale of other real estate and repossessed assets of $153 thousand.

Management continues to convert these non-performing assets to investable funds at a value which management feels is beneficial to the earnings of the Bank. Also, management recognizes that the contribution of the non-recurring income offset by net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for 1996, 1995, and 1994 were $2.3 million, $2.4 million, and $1.8 million, respectively, producing an effective tax rate of 31%, 31%, and 30%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-

Average Earning Asset Structure
In thousands                                           1996                     1995                      1994
                                                             % of                      % of                      % of
                                               Average      Earning      Average      Earning      Average      Earning
                                               Balances      Assets      Balances      Assets      Balances      Assets
Interest Bearing Deposits                        $1,670         0.6%         $387         0.1%         $172         0.1%
Federal Funds Sold                                9,149         3.6%        9,588         4.0%        9,303         4.0%
Securities
  Taxable                                       116,771        45.4%      119,173        49.4%      127,372        54.2%
  Non-Taxable                                     9,727         3.8%       10,902         4.5%       11,371         4.8%
Loans - Net                                     119,802        46.6%      101,318        42.0%       86,625        36.9%
    Total Average Earning Assets               $257,119       100.0%     $241,368       100.0%     $234,843       100.0%
Average Deposit Structure
In thousands                                            1996                     1995                      1994
                                                Average        % of       Average        % of       Average        % of
                                                Balances     Deposits     Balances     Deposits     Balances     Deposits
Noninterest Bearing Deposits                    $45,417        18.6%      $43,622        18.8%        39,534       17.1%
NOW Accounts                                     24,802        10.2%       22,469         9.7%        22,869        9.9%
Savings Accounts                                 32,225        13.2%       32,189        13.8%        32,741       14.2%
Money Market Deposit Accounts                    53,485        21.9%       56,457        24.3%        65,046       28.3%
Certificates of Deposits less than $100,000      77,415        31.7%       69,497        29.8%        62,883       27.3%
   Total Average Core Deposits                  233,344        95.6%      224,234        96.4%       223,073       96.9%
Certificates of Deposits greater than $100,000   10,638         4.4%        8,269         3.6%         7,447        3.2%
   Total Average Deposits                      $243,982       100.0%     $232,503       100.0%      $230,520      100.0%

Average Interest Bearing Liabilities
   as a percentage of Earning Assets               77.2%                     78.3%                     81.3%

Average Core Deposits
   as a percentage of Total Average Assets         84.4%                     86.1%                     87.7%

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. At December 31, 1996, average core deposits were approximately $233.3 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.


Interest Rate Risk

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, given changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. GAP analysis, is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturities and repricing period inconsistencies. Management also measures interest rate risk exposure by process of dynamic income simulation. The latter process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
     For gap analysis, a decay rate methodology is used to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non-rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non-rate sensitive funds. These decay rates spread the non-rate sensitive balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions given data collection over the last 10 or so years on MMDA, Savings Accounts, Now Accounts, and Non-interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     Table 2, Interest Rate Sensitivity Table, on page 25 presents the Bank's interest rate sensitivity position at December 31, 1996. Table 2 indicates that the Company's interest bearing liabilities exceed its earning assets out to the one year point in time suggesting a decrease in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.
     In May 1994 the Bank enhanced its interest rate management tools by becoming a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at December 31, 1996, were $10.0 million and $11.3 million at December 31, 1995. The Bank had letters of credit of $697 thousand issued at December 31, 1996. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 1996 the available portion of these credit lines was $580 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above.
     The Bank had credit cards with aggregate credit available of $2.9 million at December 31, 1996 and 1995. Applicants are reviewed through normal lending policies and credit reviews.
     Additionally the Bank has privity to agreements to fund and sell long term mortgages to third party mortgage companies. In the past, some of the mortgage loans were sold with recourse of six months which provided the mortgage companies an option to put back the mortgage loan to the Bank if the borrower became 60 days delinquent according to the loan repayment schedule. Put back options due to delinquencies no longer exist between the Bank and the long-term mortgage companies.
     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Table 2-

Interest Rate Sensitivity Table
December 31, 1996
In thousands
                                           0-90     91-365   1 Year -  Over 5     Non-
                                           Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                             $30,898   $31,547   $42,600   $6,849         -  $111,894
   Loans, Net of Unearned Income           23,503    35,001    51,773   22,325       174   132,776
   Federal Funds Sold                      13,325         -         -        -         -    13,325
   Other Assets                             2,770         -         -        -    25,346    28,116
     Total Assets                         $70,496   $66,548   $94,373  $29,174   $25,520  $286,111

Liabilities
   NOW and Super NOW Deposits              $1,929    $5,787   $11,696   $4,859         -   $24,271
   Insured Money Market Accounts            1,677    26,345    28,511        -         -    56,533
   Savings Deposits                         2,912     8,737    14,095    6,437         -    32,181
   Certificates of Deposits                31,586    42,458    17,767        -         -    91,811
   Noninterest Bearing Deposits             4,558    13,742    18,434    9,174         -    45,908
   Other Liabilities                           24        73       455      210     1,110     1,872
   Stockholders' Equity                         -         -         -        -    33,535    33,535
   Total Liabilities and
       Stockholders' Equity               $42,686   $97,142   $90,958  $20,680   $34,645  $286,111

   Interest Rate Sensitivity Gap          $27,810  ($30,594)   $3,415   $8,494   ($9,125)       $0
   Cumulative Interest Rate
     Sensitivity Gap                      $27,810   ($2,784)     $631   $9,125        $0

   GAP / Assets                               9.7%    -10.7%      1.2%     3.0%     -3.2%
      Cumulative GAP / Assets                 9.7%     -1.0%      0.2%     3.2%      0.0%

Loans

     An analysis of the loan portfolio at December 31, 1996, 1995, 1994, 1993, and 1992, is as follows:

($ in thousands)                                  1996          1995           1994           1993           1992
Commercial, Financial and Agricultural         $10,444       $10,786         $8,567         $5,812         $5,074
Real Estate
   Construction                                  3,184         1,662          1,241            499            473
   Mortgage                                    105,800        81,082         74,403         61,690         52,775
Individuals                                     13,559        11,457         10,569          9,927         10,161
Foreign                                          1,361         1,846              -              -              -
All Other Loans                                  1,576           793            901            479            163
   Total Loans                                 135,924       107,626         95,681         78,407         68,646
Unearned Income                                    (65)          (33)           (11)           (38)          (110)
Allowance for Loan Losses                       (3,083)       (3,273)        (3,077)        (2,717)        (2,036)
   Total Loans, Net                           $132,776      $104,320        $92,593        $75,652        $66,500

     The following is the detail of maturities and sensitivity of loans to changes in interest rates at December 31, 1996:
($ in thousands)                                Amount
Fixed Rate Loans
   Maturity
      1 Year or Less                           $51,275
      Over 1 through 5 Years                    52,976
      Over 5 Years                              22,844
         Total Fixed Rate Loans                127,095

Variable Rate Loans
   Repricing Frequency
      1 Year or Less                             8,655
      Over 1 through 5 Years                         -
      Over 5 Years                                   -
         Total Fixed Rate Loans                  8,655

Nonaccrual Loans (Various)                         174

         Total Loans                          $135,924

Note: The information necessary for a breakdown of maturity of the various types of loans is not readily available.

Securities

     During December 1995, management had a one time opportunity to reclassify Available for Sale and Held to Maturity securities in the security portfolio. Management reclassified securities classified at the time from Held to Maturity to Available for Sale. Therefore, the Bank's entire security portfolio is classified as Available for Sale.

     Included in the category of Securities of Other US Government Agencies at December 31, 1996 is $21.5 million par value of structured notes, with an amortized cost of $21.5 million and a fair value of $21.2 million, resulting in an unrealized loss in the amount of $265 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices which create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60 - 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earnings trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.1 million at year end 1996 or 2.27% of net loans outstanding. At year end 1995, the allowance for loan losses was $3.3 million or 3.04% of net loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. In management's judgment, based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
     During 1991, the Company filed suit against its insurer under the forgery or alteration clause of its financial institution bond. The suit was the result of having obtained counterfeit collateral from foreclosure on a charged-off loan. The Twenty-ninth Judicial District Court for the Parish of St. Charles, State of Louisiana awarded a $500 thousand judgment in favor of the Bank. The Fifth Circuit Court of Appeal of Louisiana upheld the district court judgment in favor of the Bank. The insurer applied for a writ of certiorari to the Louisiana Supreme Court of Appeal. The Louisiana Supreme Court denied the writ of certiorari, thus making the district court judgment final. The $500 thousand judgment was received during the fourth quarter of 1995 and placed into Allowance for Loan Losses in the form of a recovery.

     Table 3, Activity in Allowance for Loan Losses, below presents an analysis of activity in the allowance for loan losses for the past five years.
Table 3-

($ in thousands)                        Year Ended December 31,
Activity in Allowance for Loan Losses             1996           1995           1994           1993           1992
Beginning Balance                               $3,273         $3,077         $2,717         $2,036         $1,089

Loans Charged Off:
   Real Estate                                      78            295             54            451            282
   Commercial, Financial, and Agricultur           392            103             47             61            248
   Individual and Others                            40             40             10             62             25
Total Charged Off                                  510            438            111            574            555

Loan Recoveries:
   Real Estate                                      24             98             40             39            108
   Commercial, Financial, and Agricultur           185            523             58            234            173
   Individual and Others                            21             13             23             82             21
Total Recoveries                                   230            634            121            355            302
   Net Loans Charged Off                           280           (196)           (10)           219            253
   Provision charged to
      Expense                                       90              -            350            900          1,200
Ending Balance                                  $3,083         $3,273         $3,077         $2,717         $2,036
                                                               Year Ended December 31,
($ in thousands)                                  1996           1995           1994           1993           1992
Ending Balance
   Loans-Net                                  $135,859       $107,593        $95,670        $78,369        $68,536
Daily Average Loans                           $119,802       $101,318        $86,625        $73,580        $62,777
Ratio of Net Charge-Offs
   to Total Loans                                0.21%         -0.18%         -0.01%          0.28%          0.37%
Ratio of Net Charge-Offs
   to Average Loans                              0.23%         -0.19%         -0.01%          0.30%          0.40%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 1996, 1995, 1994, 1993, and 1992:

($ in thousands)                                  1996          1995           1994           1993           1992
Real Estate                                     $1,231        $2,052         $2,433         $2,155         $1,579
Commercial, Financial, and Agricultural            667           415            276            201            151
Individual and Others                               79            23            368            361            306
Unallocated                                      1,106           783            -              -              -
   Total Allowance                              $3,083        $3,273         $3,077         $2,717         $2,036

Non-performing Assets

     Non-performing assets include nonaccrual and impaired loans and other real estate. Loans are considered nonaccrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at December 31, 1996 and 1995 were $174 thousand and $527 thousand, respectively. Loans past due 90 days and still accruing at December 31, 1996 and 1995 were $320 thousand and $441 thousand, respectively. At December 31, 1996, nonaccrual loans were .13% of gross loans outstanding and 5.64% of the allowance for loan losses. At December 31, 1995, these ratios were .49% and 16.09%, respectively.
     The following table presents information on the amount of non-performing loans at December 31, 1996, 1995, 1994, 1993 and 1992:

($ in thousands)                                  1996           1995           1994           1993           1992
Non-accrual                                       $174           $527           $432           $240           $505
Past due 90 days or more                           395            441            313            331            484
Restructured and Impaired                        4,000          3,600            156            273             33
                                                $4,569         $4,568           $901           $844         $1,022

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans which are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not feel that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations. The Bank experienced a reduction in restructured and impaired loans during the first quarter of 1997 in the amount of $1.4 million due to the payout of certain loans.
     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate increased $68 thousand during 1996. At December 31, 1996 and 1995, other real estate was $68 thousand and insignificant, respectively.
     The Bank also has approximately $342 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.008 million as partial payments of the $2.35 million in original par value. Of the $2.008 million, $1.539 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.539 million in gains recognized since the write down, $277 thousand was recognized in 1996 and $440 thousand was recognized in the year 1995. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management.
Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in Table 4, Capital Adequacy Ratios, the Company's ratios for the reporting periods exceed regulatory minimums.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations the Bank could pay dividends of approximately $7.0 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-
Capital Adequacy Ratios
  In Thousands                          December 31,  December 31,
                                                1996          1995
  Tier 1 Capital:
     Stockholders' Equity                    $32,549       $29,428
  Tier 2 Capital:
     Allowance for Loan Losses                 1,706         1,407
        Total Capital                        $34,255       $30,835

  Risk-Weighted Ratios:
     Tier 1 Capital                            24.1%         26.8%
     Total Capital                             25.3%         28.1%
  Leverage Ratio                               11.8%         10.6%
  Stockholders' Equity                         11.4%         10.6%

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
  Leverage Ratio          5.0%        4.0%      < 4.0%      < 3.0%        <= 2.0% tangible
                                                                                  equity

Capital Expenditures

     The Bank made capital improvements to several offices during 1996. The Bank constructed a new office in LaPlace, St. John Parish, Louisiana in 1996. This office replaced an old facility which was leased from a third party. The construction of this facility should greatly enhance the ability to serve the current and future customer base within this market.

Table 5 -

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                               1996                      1995                      1994
                                                    AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/ YIELD/
                                                    BALANCE   EXPENSE  RATE   BALANCE   EXPENSE  RATE   BALANCE   EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $1,670      $80   4.78%     $387       $23   5.94%     $172        $7   4.07%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               9,149      494   5.39%    9,588       559   5.83%    9,303       369   3.97%

   Securities:
     Taxable                                       116,771    6,891   5.90%  119,173     7,040   5.91%  127,372     6,121   4.81%
     Non-Taxable*                                    9,727      847   8.71%   10,902       963   8.83%   11,371     1,022   8.99%
   Loans - Net                                     119,802   11,693   9.76%  101,318     9,948   9.82%   86,625     8,521   9.84%
       Total Earning Assets                        257,119  $20,005   7.78%  241,368   $18,533   7.68%  234,843   $16,040   6.83%
   Allowance for Loan Losses                        (3,276)                   (3,046)                    (2,908)
   Nonearning Assets                                22,718                    22,163                     22,432
       Total Assets                               $276,561                  $260,485                   $254,367

Liabilities and Stockholders' Equity
   NOW Accounts                                    $24,802     $529   2.13%  $22,469      $491   2.19%  $22,869      $828   3.62%
   Savings Accounts                                 32,225      820   2.54%   32,189       812   2.52%   32,741       492   1.50%
   Money Market Deposit Accounts                    53,485    1,500   2.81%   56,457     1,604   2.84%   65,046     1,729   2.66%
   Certificates of Deposits less than $100,000      77,416    3,827   4.94%   69,497     3,217   4.63%   62,883     2,033   3.23%
   Certificates of Deposits greater than $100,000   10,638      528   4.96%    8,269       387   4.68%    7,447       244   3.28%
      Total Interest Bearing Deposits              198,566    7,204   3.64%  188,881     6,511   3.45%  190,986     5,326   2.79%
   Other Borowings                                     675       40   5.93%       24         -      -         -         -      -
      Total Interest Bearing Liabilities           199,241   $7,244   3.64%  188,905    $6,511   3.45%  190,986    $5,326   2.79%
   Noninterest Bearing Deposits                     45,417                    43,622                     39,534
   Other Liabilities                                 1,278                       979                        897
   Stockholders' Equity                             30,625                    26,979                     22,950
      Total Liabilities and Stockholders' Equity  $276,561                  $260,485                   $254,367

Net Interest Income - Tax Equivalent Basis*                   12,761                     12,022                     10,714
Tax Equivalent Adjustment                                       (288)                      (328)                      (347)
    Net Interest Income                                      $12,473                    $11,694                    $10,367

Net Interest Income - Spread*                                         4.14%                      4.23%                      4.04%

Net Interest Income as a % of Total Earning Assets*                   4.96%                      4.98%                      4.56%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -

INTEREST DIFFERENTIALS
In thousands



                                                             1996/1995             1995/1994
                                                             Change due to   Total Change due to   Total
                                                              Volume  Rate  Change  Volume  Rate   Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                             $76   ($19)   $57      $9     $7     $16
   Federal Funds Sold                                            (25)   (40)   (65)     11    179     190
   Securities:
      Taxable                                                   (142)    (7)  (149)   (394) 1,312     918
      Non-Taxable*                                              (104)   (12)  (116)    (42)   (17)    (59)
   Loans                                                       1,815    (70) 1,745   1,445    (18)  1,427
      Total Interest Income                                    1,620   (148) 1,472   1,029  1,463   2,492

Interest Bearing Liabilities:
   NOW Accounts                                                   52    (14)    38     (14)  (323)   (337)
   Savings Accounts                                                1      7      8      (8)   328     320
   Money Market Deposit Accounts                                 (85)   (19)  (104)   (228)   103    (125)
   Certificates of Deposits less than $100,000                   366    243    610     215    969   1,184
   Certificates of Deposits greater than $100,000                111     30    141      27    116     143
   Other Borrowings                                                -     40     40       -      -       -
      Total Interest Expense                                     445    288    733      (8) 1,193   1,185
   Increase (Decrease) in
      Interest Differential                                   $1,175  ($436)  $739  $1,037   $270  $1,307

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

     The financial statements as of December 31, 1996 and 1995, were examined by Hannis T. Bourgeois & Co., L. L. P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 17, 1997

To the Shareholders
   and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Respectfully submitted,
/s/ Hannis T. Bourgeois & Co., L. L. P.
Hannis T. Bourgeois & Co., L. L. P.
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 1996 and 1995
In thousands                                                                 1996         1995
Assets
   Cash and Due From Banks - Note C                                       $11,176      $14,365
   Interest Bearing Deposits in Other Banks                                 2,770          867
     Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                     13,325        7,375
   Securities - Note D:
      Available for Sale (Amortized Cost of $111,797
         and $132,030, respectively)                                      111,894      132,592
         Total Securities                                                 111,894      132,592
   Loans - Note E                                                         135,859      107,593
      Less:  Allowance for Loan Losses - Note F                            (3,083)      (3,273)
   Loans, Net                                                             132,776      104,320

   Bank Premises and Equipment - Note G                                     9,645        8,461
   Other Real Estate                                                           68            -
   Accrued Interest Receivable                                              2,031        2,112
   Other Assets                                                             2,426        1,536
        Total Assets                                                     $286,111     $271,628

Liabilities
   Deposits - Note H:
     Noninterest Bearing                                                  $45,907      $44,921
     Interest Bearing                                                     204,797      194,803
         Total Deposits                                                   250,704      239,724

   Accrued Interest Payable                                                   693          603
   Other Liabilities                                                        1,179        1,089
        Total Liabilities                                                 252,576      241,416

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                               7,500        7,500
   Surplus                                                                  5,000        5,000
   Retained Earnings                                                       21,596       17,966
   Unrealized Gain (Loss) on Securities Available for Sale, Net - Note D       64          371
   Treasury Stock - 148,385 shares at cost                                   (625)        (625)
        Total Stockholders' Equity                                         33,535       30,212
        Total Liabilities and Stockholders' Equity                       $286,111     $271,628

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 1996, 1995, and 1994
In thousands, except per share data                                          1996         1995         1994
Interest Income
   Interest and Fees on Loans                                              11,701        9,948        8,521
   Interest on Securities:
      Taxable Interest                                                      6,884        7,040        6,108
      Nontaxable Interest                                                     559          636          674
         Total Interest on Securities                                       7,443        7,676        6,782
   Other Interest Income                                                      573          581          390

      Total Interest Income                                                19,717       18,205       15,693

   Interest Expense on Deposits - Note H                                    7,244        6,511        5,326
      Net Interest Income                                                  12,473       11,694       10,367

Provision for Loan Losses - Note F                                             90            -          350
   Net Interest Income After
      Provision for Loan Losses                                            12,383       11,694       10,017

Other Income
   Service Charges on Deposit Accounts                                      2,135        1,849        1,704
   Gain or (Loss) on Securities - Note D                                      285          442          823
   Gain on Purchased Assets - Note B                                          812        1,147        1,059
   Other Operating Income                                                     746        1,026          459
      Total Other Income                                                    3,978        4,464        4,045
      Income Before Other Expenses                                         16,361       16,158       14,062

Other Expenses
   Salaries and Employee Benefits - Note J                                  4,435        4,224        3,851
   Net Occupancy Expense                                                    1,184        1,150        1,110
   Net ORE Expense                                                            (13)        (159)        (435)
   Other Operating Expenses - Note K                                        3,424        3,286        3,464
      Total Other Expenses                                                  9,030        8,501        7,990
       Income Before Income Taxes                                           7,331        7,657        6,072
Applicable Income Taxes - Note L                                            2,281        2,410        1,808
      Net Income                                                           $5,050       $5,247       $4,264

      Net Income Per Share                                                  $3.74        $3.88        $3.15

      Cash Dividends Per Share                                              $1.05        $0.65        $0.40

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 1996, 1995, and 1994
In thousands                                                                 1996         1995         1994
Common Stock
  Balance - Beginning and End of Period                                    $7,500       $7,500       $7,500

Surplus
  Balance - Beginning and End of Period                                    $5,000       $5,000       $5,000

Retained Earnings
  Balance - Beginning of Period                                           $17,966      $13,597       $9,874
  Net Income                                                                5,050        5,247        4,264
  Cash Dividends                                                           (1,420)        (878)        (541)
  Balance - End of Period                                                 $21,596      $17,966      $13,597

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                              $371      ($1,482)        $448
  Net Change in Unrealized Gain (Loss)                                       (307)       1,853       (1,930)
  Balance - End of Period                                                     $64         $371      ($1,482)

Treasury Stock
  Balance - Beginning and End of Period                                     ($625)       ($625)       ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1996, 1995, and 1994
In thousands                                                                 1996         1995         1994
Cash Flows From Operating Activities
  Net Income                                                               $5,050       $5,247       $4,264
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                               (811)      (1,147)      (1,059)
      Provision for Depreciation                                              679          686          655
      Provision for Loan Losses                                                90            -          350
      Net Amortization (Accretion) on Securities                              (87)        (412)        (264)
      Provision (Credit) for Deferred Income Taxes                             (1)         (90)         (97)
      (Gain) Loss on Sale of Other Real Estate                                 (8)        (153)        (430)
      (Gain) Loss on Sale of Equipment                                          -            6            0
      (Gain) Loss on Securities                                              (284)        (442)        (823)

   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                       81         (372)         196
      (Increase) Decrease in Other Assets                                    (728)         (41)        (824)
      Increase (Decrease) in Accrued Interest Payable                          90          268           91
      Increase (Decrease) in Other Liabilities                               (394)         288           13
        Net Cash Provided by Operating Activities                           3,677        3,838        2,072

Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                     62,565       65,451      111,943
  Maturities or Calls of Securities Held to Maturity                            -          767          350
  Purchases of Securities Available for Sale                              (42,235)     (67,651)    (103,105)
  Purchases of Securities Held to Maturity                                      -         (502)      (4,433)
  Proceeds from Sale of Securities Available for Sale                         276          442          470
  Net (Increase) Decrease in Federal Funds Sold                            (5,950)         825       10,675
  Net (Increase) Decrease in Loans                                        (27,806)     (10,626)     (16,247)
  Proceeds from Sale of Other Real Estate                                      11          293          991
  Proceeds from Sale of Premises, Equipment, and Other Assets                   -          215            1
  Purchases of Premises and Equipment                                      (1,863)        (398)      (1,043)
  Proceeds from Other Borrowings                                              411          350            -
    Net Cash Used in Investing Activities                                ($14,591)    ($10,834)       ($398)

(Continued on next page)

Consolidated Statements of Cash Flows
for the years ended December 31, 1996, 1995, and 1994
In thousands
(Continued)                                                                  1996         1995         1994
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   $1,605      ($3,367)     ($4,784)
  Net Increase (Decrease) in Certificates of Deposits                       9,375       12,227          886
  Dividends Paid                                                           (1,352)      (1,080)        (406)
    Net Cash Provided (Used) By Financing Activities                        9,628        7,780       (4,304)

Decrease in Cash and Cash Equivalents                                      (1,287)         784       (2,630)
Cash and Cash Equivalents - Beginning of Year                              15,232       14,448       17,078
Cash and Cash Equivalents - End of Period                                 $13,945      $15,232      $14,448

Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                     $2,403       $2,032       $1,987

   Interest Paid on Deposits                                               $7,154       $6,243       $5,235

Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                          $71          $46          $16

   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                         ($465)      $2,807      ($2,925)

   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale               ($158)        $954        ($995)

   Transfer of Securities from Held to Maturity to Available for Sale          $-      $18,384           $-

Noncash Financing Activities:
   Dividends Declared and Not Paid                                           $405         $338         $541

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1996, 1995, and 1994

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

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
     Impaired loans are being accounted for in accordance with Statement of Financial Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The statements generally require impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
     A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest on impaired loans is discontinued when, in management's opinion, the borrower may be able to meet payments as they become due. Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

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

     Current Accounting Developments - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement generally requires that after a transfer of financial assets, an entity would recognize all financial assets and servicing it controls and liabilities it has incurred , and would not recognize financial assets when control has been surrendered or liabilities when they have been extinguished. The Bank has addressed the potential future impact of the application of this statement, and considers it to be immaterial.

NOTE B
Acquisitions

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

($ in thousands)                                              9/23/96
Assets:
   Cash and Due From Banks                                       $727
   Federal Funds Sold                                           1,825
   Securities                                                     235
   Loans, Net                                                   4,044
   Bank Premises and Equipment                                      6
   Other Real Estate                                               22
   Accrued Interest Receivable                                     44
   Other Assets                                                     5
      Total Assets                                             $6,908


Liabilities and Stockholders Equity:
   Deposits                                                    $5,659
   Accrued Interest Payable                                       $19
   Other Liabilities                                               17
   Stockholders Equity                                          1,213
      Total Liabilities and Stockholders Equity                $6,908

     Gain on purchased assets is recognized from acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made and is included in the financial statements as Gain on Purchased Assets.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 1996 and 1995, were approximately $3.0 million and $2.4 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 1996 and 1995 are summarized as follows:

                                                                                    1996
                                                                             Gross          Gross
                                                            Amortized     Unrealized     Unrealized        Fair
($ in thousands)                                              Cost           Gains         Losses          Value

U. S. Treasury Securities                                     $34,232            $86           ($14)       $34,304
Securities of Other U. S. Government Agencies                  58,610             14           (499)        58,125
Mortgage-Backed Securities                                      8,674            205            (50)         8,829
Obligations of State and Political Subdivisions                 9,430            355              -          9,785
Equity Securities                                                 851              -              -            851
   Totals                                                    $111,797           $660          ($563)      $111,894
                                                                             Gross          Gross
                                                            Amortized     Unrealized     Unrealized        Fair
($ in thousands)                                              Cost           Gains         Losses          Value

U. S. Treasury Securities                                     $44,630           $318            ($2)       $44,946
Securities of Other U. S. Government Agencies                  64,227            141           (543)        63,825
Mortgage-Backed Securities                                     11,254            223            (25)        11,452
Obligations of State and Political Subdivisions                11,133            452             (2)        11,583
Equity Securities                                                 786              -              -            786
   Totals                                                    $132,030         $1,134          ($572)      $132,592

     Included in the category of Securities of Other US Government Agencies at December 31, 1996 is $21.5 million par value of structured notes, with an amortized cost of $21.5 million and a fair value of $21.2 million. At December 31, 1995, the Bank held $19.6 million of par value of these notes with an amortized cost of $19.6 million with a fair value of $19.2 million. The structured notes, which are issued by US Government Agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.
     The Bank also has approximately $342 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana

Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.0 million as partial payments of the $2.35 million in original par value. Of the $2.0 million, $1.54 million was recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.54 million in gains recognized since the write down, $277 thousand was recognized in 1996, and $440 thousand was recognized in the year 1995. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.
     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 1996.
Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

($ in thousands)                                       Amortized        Fair          Average
                                                         Cost           Value          Yield
U. S. Treasury Securities
   Within 1 Year                                        $28,735        $28,790           5.32%
   After 1 but Within 5 Years                             5,497          5,514           4.89%
   After 5 but Within 10 Years                                -              -              -
   After 10 Years                                             -              -              -
                                                         34,232         34,304           5.25%
Securities of Other U. S. Government Agencies
   Within 1 Year                                         11,107         11,095           5.44%
   After 1 but Within 5 Years                            47,503         47,030           5.74%
   After 5 but Within 10 Years                                -              -              -
   After 10 Years                                             -              -              -
                                                         58,610         58,125           5.68%
Mortgage-Backed Securities
   Within 1 Year                                              2              2          14.19%
   After 1 but Within 5 Years                               403            433           9.43%
   After 5 but Within 10 Years                            1,156          1,235           9.29%
   After 10 Years                                         7,113          7,159           6.87%
                                                          8,674          8,829           7.34%
Obligations of State and Political Subdivisions*
   Within 1 Year                                            109            110           9.40%
   After 1 but Within 5 Years                             6,630          6,884           8.36%
   After 5 but Within 10 Years                            2,565          2,644           7.72%
   After 10 Years                                           126            147          10.75%
                                                          9,430          9,785           8.23%

Equity Securities                                           851            851           5.90%
                                                            851            851           5.90%

      Totals                                           $111,797       $111,894           5.91%
* Tax Equivalent Basis - 34% in 1996

     Securities available for sale with a carrying amount of $38.2 million and $20.1 million at December 31, 1996 and 1995, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas stock which is included in Equity Securities and is reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $851 thousand and $786 thousand, which approximates fair value, at December 31, 1996 and 1995, respectively.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 1996, 1995, and 1994 are as follows:

($ in thousands)                                  1996           1995           1994
Realized gains                                    $285           $442           $823
Realized losses                                      -              -              -
                                                  $285           $442           $823

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 1996 and
1995, is as follows:
($ in thousands)                             1996          1995

Commercial, Financial, and Agricultural   $10,442       $10,786
Real Estate - Construction                  3,184         1,662
Real Estate - Mortgage                    105,800        81,082
Individuals                                13,559        11,457
Foreign                                     1,361         1,846
All Other Loans                             1,578           793
Total Loans                               135,924       107,626
Unearned Income                               (65)          (33)
   Total Loans, net of Unearned Income   $135,859      $107,593

     Impaired loans having recorded investments of $4.0 million at December 31, 1996 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $3.8 million. Impaired loans at December 31, 1995 were $3.6 million. The allowance for loan losses related to these loans was $1.9 million at December 31, 1996 and $1.4 million at December 31, 1995. Interest received on impaired loans amounted to $458 thousand and $399 thousand at December 31, 1996 and 1995, respectively. Non-accrual loans not included in impaired loans were immaterial at December 31, 1996 and 1995.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 1996 and 1995, are as follows:

($ in thousands)                                        1996           1995

Balance - Beginning of Year                           $1,955         $2,197
New Loans                                              2,672            954

Repayments                                            (1,929)        (1,196)
Balance - End of Year                                 $2,698         $1,955

Maximum Balance During the Year                       $2,796         $2,197

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

($ in thousands)                                           1996           1995           1994
Balance - Beginning of Year                              $3,273         $3,077         $2,717
   Current Provision from Income                             90              -            350
   Recoveries on Loans Charged-Off                          230            634            121
   Loans Charged-Off                                       (510)          (438)          (111)
Balance - End of Year                                    $3,083         $3,273         $3,077

Ratio of Allowance for Loan Losses to
   Impaired Loans at End of Year                         74.91%         90.92%             -

Ratio of Allowance for Loan Losses to Loans
   Outstanding at End of Year                             2.27%          3.04%          3.22%

Ratio of Net Loans Charged-Off to
   Loans Outstanding at End of Year                       0.20%          (.18%)         (.02%)

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related
accumulated depreciation at December 31, 1996 and 1995, are as follows:
($ in thousands)                                        1996           1995

Land                                                  $2,645         $2,342
Bank Premises                                          8,008          6,999
Furniture and Equipment                                4,839          4,322
                                                      15,492         13,663
Accumulated Depreciation                              (5,847)        (5,202)
                                                      $9,645         $8,461

     Depreciation charged to operating expenses for the three years ended December 31, 1996, 1995, and 1994, respectively, was $679 thousand, $686 thousand, and $655 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 1996
and 1995:
($ in thousands)                                        1996           1995

Non-interest Bearing Accounts                        $45,907        $44,921
NOW and Super NOW  Accounts                           24,273         24,160
Insured Money Market Accounts                         56,535         55,909
Savings Accounts                                      32,181         32,299
Certificates of Deposit over $100,000                 12,352         10,102
Other Certificates of Deposit                         79,456         72,333
   Total Deposits                                   $250,704       $239,724

     Interest expense on Certificates of Deposit over $100
thousand at December 31, 1996, 1995, and 1994, amounted to $472 thousand, $387 thousand and $244 thousand, respectively.
     Public Fund deposits at December 31, 1996 and 1995, were
$18.3 million and $15.7 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Dividends are paid by the Company from its assets which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Regulatory approval is required to pay dividends in excess of the Bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 1997, the Bank had retained earnings of $23.0 million of which $7.0 million was available for distribution without prior regulatory approval.
     The Bank is also required to maintain minimum amounts of capital to total risk weighted assets, as defined by the banking regulators. At December 31, 1996, the Bank is required to have minimum Tier 1 and Total Capital ratios of 4.00% and 8.00%, respectively. The Bank's actual ratios at that date were 24.09% and 25.35%, respectively. The Bank's Leverage Ratio at December 31, 1996, was 11.75%.
     Under current regulations, the Bank is limited in the amount it may loan to its affiliates. Loans to a single affiliate may not exceed 10%, and loans to all affiliates may not exceed 20% of the Bank's capital and surplus.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under
Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service.
Covered employees may elect to contribute 1% to 15% of gross pay to the plan.  The majority of the plans assets are invested in mutual funds.  As part of the plan, the Bank has, at its
discretion, the ability to match the contributions or make
supplemental contributions.  No amounts were contributed by the
Bank for either 1996 or 1995.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service.  Current policy is to fund annual pension costs as they accrue.  Pension expense was $127 thousand, $164 thousand and
$133 thousand for the years ended December 31, 1996, 1995, and
1994, respectively. The majority of the plans assets are invested in money market funds or mutual funds.  The following table sets forth the plan's funded status at December 31, 1996 and 1995.
($ in thousands)                                         1996           1995
Actuarial Present Value of Benefit Obligations:
Vested Benefits                                        $3,448         $2,455
Accumulated Benefits                                   $3,681         $3,305

Projected Benefits                                    ($4,842)       ($4,456)
Plan Assets at Fair Value                               5,346          4,881

Projected Benefit Obligation Less
   Than (In Excess Of) Plan Assets                        504            425
Unrecognized Net (Gain) Loss                              (79)           207
Unrecognized Net Obligation (Asset)                      (158)          (256)
Prepaid Pension Expense                                  $267           $376


     Assumptions used by the Company in the determination of pension plan information consisted of the following:

Discount Rate                                           8.25%          8.25%
Rate of Increase in Compensation Levels                 5.50%          5.50%
Expected Long-Term Rate of Return
   on Plan Assets                                       9.00%          9.00%

     Net pension expense for 1996, 1995, and 1994 included the following components:

($ in thousands)                                            1996          1995           1994
Service Cost                                               $248           $245           $249
Interest Cost                                               328            297            256
Return on Assets                                           (496)          (724)            14
Net Amortization and Deferral                                47            346           (386)
                                                           $127           $164           $133

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $530 thousand and $529 thousand for the years ended December 31, 1996 and 1995, respectively. The Bank had set aside reserves in the amount of $618 thousand for payment of unreported claims with dates of service through December 31, 1996.

NOTE K
Other Operating Expenses

     The analysis of other operating expenses for the years ended
December 31, 1996, 1995, and 1994, are as follows:

($ in thousands)                                            1996          1995           1994
Advertising and Public Relations                           $349           $344           $331
Armored Courier Service                                     115             94             96
Director Fees                                               177            152            161
Equipment Expense                                           946            888            821
Legal and Professional                                      398            266            337
Postage and Shipping                                        175            167            159
Regulatory Assessments                                       32            267            603
Service Charges-Other Institutions                          126            112            113
Stationery, Printing, and Supplies                          322            328            274
Telephone                                                   233            189            210
Other                                                       551            479            359
                                                         $3,424         $3,286         $3,464

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.3 million for 1996, $2.4 million for 1995, and $1.8 million for 1994. The provisions represent effective tax rates of 31% for 1996 and 1995, and 30% for 1994. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.

($ in thousands)                                            1996          1995           1994
Income Taxes Based on Statutory Rates -
   34% for periods shown                                 $2,492         $2,603         $2,064
Tax Exempt Income                                          (188)          (216)          (229)
Other - Net                                                 (23)            23            (27)
                                                         $2,281         $2,410         $1,808

     The components of consolidated income tax expense (benefits) are:

($ in thousands)                                            1996          1995           1994
Provision for Current Taxes                              $2,282         $2,500         $1,905
Provision (Credit) for Deferred Taxes                        (1)           (90)           (97)
                                                         $2,281         $2,410         $1,808

     A deferred income tax asset of $630 thousand and $471 thousand is included in other assets at December 31, 1996 and 1995, respectively. The deferred tax provision (credit) consists of the following timing differences:

($ in thousands)                                           1996           1995           1994
Depreciation Expense for Tax Reporting
   in Excess of Amount for Financial Reporting              ($2)           $14             $6
Provision for Loan Losses for Financial
    Reporting in Excess of Amount for
    Tax Reporting                                            21            (63)          (128)
Accretion Income for Financial Reporting
   in Excess of Tax Reporting                               (17)            (4)            25
Increase in Insurance Reserve                               (21)          (147)             -
Increase in Prepaid Pension                                  18            110              -

                                                            ($1)          ($90)          ($97)

     The net deferred tax asset consists of the following components at December 31, 1996 and 1995:

($ in thousands)                                           1996           1995
Depreciation                                              ($349)         ($351)
Provision for Loan Losses                                   993          1,014
Accretion Income                                            (21)           (38)
Insurance Reserve                                           168            147
Prepaid Pension                                            (128)          (110)
Unrealized (Gain) Loss on Securities
   Available for Sale                                       (33)          (191)
   Total Deferred Tax Asset                                $630           $471

NOTE M
Short-Term Borrowings
     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit available with Federal Home Loan Bank of Dallas amounts to approximately $6.5 million at December 31, 1996. This amount is computed based on the Bank's stock position less current advances, not to exceed 65% of the Bank's outstanding 1-4 family mortgage loans. The agreement provides for interest based upon the federal funds rate on outstanding balances for short term purposes and a certain spread above the treasury yield curve for longer term advances. Drawings on the line were $761 thousand and $350 at December 31,

1996 and 1995 respectively. The line is collateralized by a blanket lien on 1-4 family mortgage loans.

NOTE N
Off-Balance Sheet Instruments

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     In the normal course of business the Company has made commitments to extend credit of $10.0 million at December 31, 1996. This amount includes unfunded loan commitments aggregating $9.3 million and letters of credit of $697 thousand.

NOTE O
Concentrations of Credit

     All of the Bank's business activities are with customers in the Bank's market area, which consists primarily of the southeast region of the State of Louisiana. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are shown in Note E. Most of the Bank's credits are to individuals and small businesses secured by real estate. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of $4 million.

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

     Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses which was used to measure the credit risk, is subtracted from loans.

     Deposits - The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using discounted cash flow analyses, with interest rates currently offered for deposits of similar remaining maturities.

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements at the reporting date.
     The estimated approximate fair values of the Bank's financial instruments as of December 31, 1996 and 1995 are as follows:

($ in thousands)                                                  1996                          1995
                                                        Carrying                      Carrying
Financial Assets:                                        Amount       Fair Value       Amount       Fair Value
   Cash and
      Short-Term Investments                            $13,946        $13,946        $22,607        $22,607
   Securities                                           111,894        111,894        132,592        132,592
   Loans - Net                                          132,776        132,683        104,320        104,416
                                                       $258,616       $258,523       $259,519       $259,615

Financial Liabilities:
   Deposits                                            $250,704       $250,175       $239,724       $239,817

Unrecognized Financial Instruments
   Commitments to Extend Credit
      and Letters of Credit                                  $-             $-             $-             $2

NOTE Q
Litigation and Contingencies

     In February 1997, a party filed a $5.1 million suit against the bank. This petition is still in its early stages and no documentation has been provided to support any of the allegations which have been made against the Bank. At this time, Bank's Counsel believes there is no merit to the claim and no liability to the Bank. No provision has been made in these financial statements.

     During the normal course of business, the Company is involved in various other legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE R
Parent Company Financial Statements
     The financial statements for One American Corp. (Parent
Company Only) are presented below:

BALANCE SHEETS
December 31, 1996 and 1995

($ in thousands)                                                          1996           1995
Assets
   Cash                                                                 $1,699         $1,252
   Receivables from Subsidiaries                                            18            361
   Income Tax Receivable                                                   122              -
   Investment in Subsidiaries:
      First American Bank and Trust                                     32,044         29,125
      One American Agency, Inc.                                            194            160
                                                                        32,238         29,285
         Total Assets                                                  $34,077        $30,898

Liabilities
   Accrued Dividend Payable                                               $135           $338
   Payables to Subsidiaries                                                407              -
   Income Taxes Payable                                                      -            348
                                                                           542            686

Stockholders' Equity
   Common Stock                                                          7,500          7,500
   Surplus                                                               5,000          5,000
   Retained Earnings                                                    21,660         18,337
   Treasury Stock - 148,385 shares at cost                                (625)          (625)
   Total Stockholders' Equity                                           33,535         30,212
        Total Liabilities and Stockholders' Equity                     $34,077        $30,898


STATEMENTS OF INCOME
for the years ended December 31, 1996, 1995, and 1994
($ in thousands)                                                          1996           1995           1994
Income
   Interest Income                                                         $34            $17            $11
   Dividends from Subsidiaries:
      First American Bank and Trust                                      1,800          1,425            600
      One American Agency, Inc.                                              -              -              -
         Total Income                                                    1,834          1,442            611

Expenses
   Operating Expenses                                                       48             53             48
       Total Expenses                                                       48             53             48

Income before Income Taxes and Equity in
   Undistributed Net Income of Subsidiaries                              1,786          1,389            563

Income Tax Expense (Benefit)                                                (5)           (12)           (13)

Income before Equity in Undistributed
   Net Income of Subsidiaries                                            1,791          1,401            576

Equity in Undistributed Net Income of Subsidiaries                       3,259          3,846          3,688

     Net Income                                                         $5,050         $5,247         $4,264

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1996, 1995, and 1994
($ in thousands)                                                          1996           1995           1994
Cash Flows From Operating Activities:
   Net Income                                                           $5,050         $5,247         $4,264
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Equity in Undistributed Net Income of Subsidiaries             (3,259)        (3,846)        (3,688)
         Changes in Assets and Liabilities:
            Increase (Decrease) in Payables from Subsidiaries              135              -              -
            (Increase) Decrease in Receivables from Subsidiaries           343           (361)            45
            (Increase) Decrease in Income Tax Receivables                 (122)            13            (13)
            Increase (Decrease) in Income Taxes Payable                   (348)           348            (25)

      Net Cash Provided by Operating Activities                          1,799          1,401            583

Cash Flows From Financing Activities:
   Dividends Paid                                                       (1,352)        (1,080)          (406)
      Net Cash Used in Financing Activities                             (1,352)        (1,080)          (406)

Net Increase in Cash
Cash - Beginning of Year                                                 1,252            931            754
Cash - End of Year                                                      $1,699         $1,252           $931

Noncash Financing Activities:
   Dividends Declared and Not Paid                                        $407           $338           $541

   Change in Unrealized Gain (Loss) on Securities Available
      For Sale, Net                                                      ($307)        $1,853        ($1,930)

Item 9.   Disagreements on Accounting and Financial Disclosures

     Not Applicable.

                            Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 1997 Annual
Meeting of Stockholders and is incorporated herein by reference.

                             Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)  Financial Statements

                    1.   The financial statements of One American
               Corp. in the Company's 1996 Form 10-K are incorporated by reference in Item 8.

                    2.   Other financial statement schedules are
               either omitted because they are inapplicable or included in the financial statements or related notes.


(b)  Reports on Form 8-K

               There were no Forms 8-K filed in the quarter ended
          December 31, 1996.

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

                    22.  Subsidiaries of the Registrant
               First American Bank and Trust, incorporated under the laws of the State of Louisiana

                         One American Agency, Inc., incorporated
               under the laws of the State of Louisiana

                    23.  Definitive Proxy Statement for the 1997
               Annual Meeting of Stockholders' of One American
               Corp.

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

                                             ONE AMERICAN CORP.

                                             /s/ J. B. Falgoust
                                             J. B. Falgoust
                                             President

                                             Dated  March 13, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 13, 1997:

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

/s/ Ozane J. Gravois III, Director
Ozane J. Gravois III

/s/ Anthony J. Nobile, Director
Anthony J. Nobile

/s/ Dr. Carl J. Poche, Director
Dr. Carl J. Poche

/s/ Craig A. Vitrano, Director
Craig A. Vitrano

/s/ David J. Vial, Director
David J. Vial

/s/ Albert J. Waguespack, Director
Albert J. Waguespack

/s/ Francis A. Waguespack, Jr., Director
Francis A. Waguespack, Jr.