Form 10-Q
period 1997-03-31
ONE AMERICAN CORP
filed 1997-05-09
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
  Quarter Ended March 31, 1997         Commission File Number:  0-2437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


  Louisiana                                         72-0948181
(State or other jurisdiction of      (IRS Employer Identification No.)
 Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                                    70090-0550
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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of May 8, 1997.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      March 31, 1997, December 31, 1996, and March 31, 1996          3

   Consolidated Statements of Income
      for the three months ended March 31, 1997 and 1996             4

   Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1997 and 1996             5

   Consolidated Statements of Cash Flows
      for the three months ended March 31, 1997 and 1996             6

   Notes to Consolidated Financial Statements                        7

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                      10

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended March 31, 1997,
      December 31, 1996, March 31, 1996                              19

 Interest Differentials
      for the three months ended March 31, 1997,
      December 31, 1996, March 31, 1996                              20


                             Part II
Other Information

   Legal Proceedings                                                 21

   Exhibits and Reports on Form 8-K                                  21

   Management's Responsibility for Financial Reporting               22

   Signatures                                                        23

Consolidated Balance Sheets
One American Corp. and Subsidiaries                              Unaudited  Unaudited      Unaudited
                                                                 March 31,  December 31,   March 31,
In thousands                                                       1997         1996         1996
Assets
   Cash and Due From Banks                                        $10,946      $11,176      $10,903
   Interest Bearing Deposits in Other Banks                         2,283        2,770          910
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                             10,650       13,325        9,150
   Securities:
      Available for Sale (Amortized Cost of $114,094, $111,797
         and $140,566, respectively)                              113,824      111,894      140,683
         Total Securities                                         113,824      111,894      140,683
   Loans                                                          141,007      135,859      109,267
      Less:  Allowance for Loan Losses                             (3,171)      (3,083)      (3,281)
   Loans, Net                                                     137,836      132,776      105,986

   Bank Premises and Equipment                                      9,682        9,645        8,750
   Other Real Estate                                                   51           68            -
   Accrued Interest Receivable                                      2,065        2,031        2,095
   Other Assets                                                     2,323        2,426        2,343
        Total Assets                                             $289,660     $286,111     $280,820

Liabilities
   Deposits
     Noninterest Bearing                                          $48,922      $45,907      $47,355
     Interest Bearing                                             204,562      204,797      200,550
         Total Deposits                                           253,484      250,704      247,905

   Accrued Interest Payable
   Other Liabilities                                                1,735        1,179        1,504
        Total Liabilities                                         255,800      252,576      249,921

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                       7,500        7,500        7,500
   Surplus                                                          5,000        5,000        5,000
   Retained Earnings                                               22,162       21,596       18,947
   Unrealized Gain (Loss) on Securities Available for Sale, Net      (177)          64           77
   Treasury Stock - 148,385 shares at cost                           (625)        (625)        (625)
        Total Stockholders' Equity                                 33,860       33,535       30,899
        Total Liabilities and Stockholders' Equity               $289,660     $286,111     $280,820

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 1997 and 1996                             Unaudited    Unaudited
In thousands, except per share data                                              1997         1996
Interest Income
   Interest and Fees on Loans                                                   $3,159       $2,660
   Interest on Securities:
      Taxable Interest                                                           1,480        1,797
      Nontaxable Interest                                                          134          156
         Total Interest on Securities                                            1,614        1,953
   Other Interest Income                                                           234          205

      Total Interest Income                                                      5,007        4,818

   Interest Expense on Deposits                                                  1,855        1,780
      Net Interest Income                                                        3,152        3,038

Provision for Loan Losses                                                           75           30
   Net Interest Income After
      Provision for Loan Losses                                                  3,077        3,008

Other Income
   Service Charges on Deposit Accounts                                             521          492
   Gain or (Loss) on Securities                                                     24          146
   Gain on Purchased Assets                                                        111          197
   Other Operating Income                                                          190          179
      Total Other Income                                                           846        1,014
      Income Before Other Expenses                                               3,923        4,022

Other Expenses
   Salaries and Employee Benefits                                                1,100        1,023
   Net Occupancy Expense                                                           293          272
   Net ORE Expense                                                                  (9)          (2)
   Other Operating Expenses                                                      1,010          752
      Total Other Expenses                                                       2,394        2,045
       Income Before Income Taxes                                                1,529        1,977
Applicable Income Taxes                                                            557          658
      Net Income                                                                  $972       $1,319

      Net Income Per Share                                                       $0.72        $0.98

      Cash Dividends Per Share                                                   $0.30        $0.25

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 1997 and 1996                             Unaudited    Unaudited
In thousands                                                                     1997         1996
Common Stock
  Balance - Beginning and End of Period                                         $7,500       $7,500

Surplus
  Balance - Beginning and End of Period                                         $5,000       $5,000

Retained Earnings
  Balance - Beginning of Period                                                $21,596      $17,966
  Net Income                                                                       972        1,319
  Cash Dividends                                                                  (406)        (338)
  Balance - End of Period                                                      $22,162      $18,947

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                                    $64         $371
  Net Change in Unrealized Gain (Loss)                                            (241)        (294)
  Balance - End of Period                                                        ($177)         $77

Treasury Stock
  Balance - Beginning and End of Period                                          ($625)       ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 1997 and 1996                             Unaudited    Unaudited
In thousands                                                                      1997         1996
Cash Flows From Operating Activities
  Net Income                                                                      $972       $1,319
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                    (111)        (197)
      Provision for Depreciation                                                   182          170
      Provision for Loan Losses                                                     75           30
      Net Amortization (Accretion) on Securities                                   (27)         (34)
      Provision (Credit) for Deferred Income Taxes                                  10          (28)
      (Gain) Loss on Sale of Other Real Estate                                     (11)           -
      (Gain) Loss on Sale of Equipment
      (Gain) Loss on Securities                                                    (24)        (146)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                           (34)          17
      (Increase) Decrease in Other Assets                                          216         (625)
      Increase (Decrease) in Accrued Interest Payable                             (112)         (91)
      Increase (Decrease) in Other Liabilities                                     576          424
        Net Cash Provided by Operating Activities                                1,712          839
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                          15,549       16,506
  Purchases of Securities Available for Sale                                   (17,816)     (25,000)
  Proceeds from Sale of Securities Available for Sale                               24          138
  Net (Increase) Decrease in Federal Funds Sold                                  2,675       (1,775)
  Net (Increase) Decrease in Loans                                              (5,024)      (1,502)
  Proceeds from Sale of Other Real Estate                                           28            -
  Proceeds from Sale of Premises, Equipment, and Other Assets
  Purchases of Premises and Equipment                                             (219)        (459)
    Net Cash Used in Investing Activities                                       (4,783)     (12,092)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW and Savings Accounts          (1,175)       4,271
  Net Increase (Decrease) in Certificates of Deposits                            3,955        3,909
  Net Increase (Decrease) from Other Borrowings                                    (21)          (8)
  Dividends Paid                                                                  (405)        (338)
    Net Cash Provided (Used) By Financing Activities                             2,354        7,834
Decrease in Cash and Cash Equivalents                                             (717)      (3,419)
Cash and Cash Equivalents - Beginning of Year                                   13,946       15,232
Cash and Cash Equivalents - End of Period                                      $13,229      $11,813
Supplemental Disclosure of Cash Flow Information
      Income Tax Payments
      Interest Paid on Deposits                                                  1,967        1,872
   Noncash Investing Activities
      Other Real Estate Acquired in Settlement of Loans                              -            3
      Change in Unrealized Gain (Loss) on Securities Available for Sale           (365)        (445)
      Change in Deferred Tax Effect on
         Unrealized Gain (Loss) on Securities Available for Sale                  (124)        (151)
   Noncash Financing Activities
      Dividends Declared and Not Paid                                              406          338

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first three months ended March 31, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1996.

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

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method. A loan is considered impaired when it is probable the Bank will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.
     Impaired loans are being accounted for in accordance with statement of Financial Accounting Standard (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The statement generally require impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
     A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest on impaired loans is discontinued when, in management's opinion , the borrower may be unable to meet payments as they become due. Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

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

     Acquisitions - On September 23, 1996, the Bank acquired the First American Bank of Tangipahoa located in Hammond, Tangipahoa Parish, Louisiana for a purchase price of $1.8 million. Pursuant to the Merger and Acquisition Agreement, the Bank acquired assets with a fair value of $6.9 million and assumed $5.7 million of deposits and specific liabilities. The excess of the purchase price over the value of the net tangible assets has been assigned to goodwill and is being amortized over fifteen years. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition.
     Gain on purchased assets is recognized from acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made and is included in the financial statements as Gain on Purchased Assets.

     Current Accounting Developments - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement became effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement generally requires that after a transfer of financial assets, an entity would recognize all financial assets and servicing it controls and liabilities it has incurred, and would not recognize financial assets when control has been surrendered or liabilities when they have been extinguished. The Bank has addressed the impact of the application of this statement, and considers it to be immaterial.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         March 31, 1997

First Quarter in Review

     Net income for the current quarter of 1997 was $972 thousand compared to $1.3 million for the same quarter of 1996. The decrease in net income is a result of an increase in other expenses. Earnings per common share were $.72 and $.98 for the first quarters of 1997 and 1996, respectively. Return on average assets on an annualized basis was 1.36% for the current quarter, and 1.91% in the same quarter of 1996. For the first quarters of 1997 and 1996, return on average equity on an annualized basis was 12.00% and 18.04%, respectively. Cash dividends were $.30 per share for the current quarter and $.25 for the first quarter of 1996.

     Net interest income (FTE) for the current quarter was $3.2 million, comparable to that of the first quarter of 1996. The net interest spread (FTE) was 4.10% for the current quarter and 4.07% for the same quarter of 1996.

     During the first quarter of 1997, in comparison with the same quarter of 1996, average loans outstanding increased $28.4 million or 26% to $136.2 million. Average total deposits for the current quarter increased $6.9 million or 3% to $251.9 million when compared to the average total deposits for the same quarter of 1996. Average total assets for the current quarter increased $10.0 million or 4% to $286.1 million when respectively compared to the total average assets of the first quarter of 1996.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1997 was $3.2 million comparable to that of the same quarter of 1996. A slight increase in the net interest spread during the current quarter, supported by a greater increase in the volume of loans than the increase in volume of interest bearing liabilities accounted for the increase in net interest income (FTE) of $104 thousand over the same quarter of 1996.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1997, average earning assets were $265.6 million, an increase of $8.6 million or 3% over the first quarter of 1996. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate. The trend over the quarters compared shows the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit from lower interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time maintains the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1997, the average yield on earning assets was 7.76%, while the average cost of interest bearing funds was 3.66%, producing a net interest spread (FTE) of 4.10%. The net interest margin (FTE) was 4.92% for the current quarter of 1997. In comparison, the net interest margin (FTE) for the same quarter of 1996 was 4.87%.

     The cost of interest bearing liabilities during the first quarter of 1996 was 3.57%, while the yield on average earning assets was 7.64%, producing a net interest spread of 4.07%. The 9 basis point increase in the average cost of interest bearing liabilities from the first quarter of 1996 to the same quarter of 1997, was less than the 12 basis point increase in the yield on interest earning assets for the respective quarters. Also, a larger volume of dollars were funded into loans which in addition to the slight spread improvement provided for the improvement in net interest income (FTE).

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended March 31, 1997, December 31, 1996, and March 31, 1996, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $75 thousand and $30 thousand for the first quarters of 1997 and 1996, respectively. Net charge-offs (recoveries) were $(13) thousand for the current quarter, versus $22 thousand for the same quarter of 1996. As a percentage of average loans, net charge-offs (recoveries) were insignificant in the current and first quarter of 1996. Gross charge-offs as a percentage of average loans were also insignificant in the current and first quarter of 1996. Recoveries as a percentage of gross charge-offs for the current quarter were 112.3% versus 66.7% for the same quarter of 1996.

Earning Asset Structure                         First               Fourth              First
In thousands                                    Quarter 1997        Quarter 1996        Quarter 1996
                                                           % of                % of                % of
                                                Average   Earning   Average   Earning   Average   Earning
                                                Balances   Assets   Balances   Assets   Balances   Assets

Interest Bearing Deposits                        $3,739     1.5%     $2,107     0.8%     $2,449     1.0%
Federal Funds Sold                               14,362     5.4%     10,373     4.0%     13,469     5.2%
Securities
  Taxable                                       101,838    38.3%    103,122    40.0%    122,656    47.7%
  Non-Taxable                                     9,400     3.5%      9,448     3.7%     10,530     4.1%
Loans - Net                                     136,214    51.3%    132,900    51.5%    107,824    42.0%
    Total Earning Assets                       $265,553   100.0%   $257,950   100.0%   $256,928   100.0%
Deposit Structure                               First               Fourth              First
In thousands                                    Quarter 1997        Quarter 1996        Quarter 1996
                                                Average     % of    Average     % of    Average     % of
                                                Balances  Deposits  Balances  Deposits  Balances  Deposits

Noninterest Bearing Deposits                    $46,807    18.5%   $45,238     18.5%    $45,296    18.5%
NOW Accounts                                     26,909    10.7%    24,055      9.8%     26,499    10.8%
Savings Accounts                                 31,938    12.7%    31,898     13.1%     32,103    13.1%
Money Market Deposit Accounts                    52,421    20.8%    51,944     21.4%     56,090    22.9%
Certificates of Deposits less than $100,000      81,873    32.5%    79,649     32.6%     74,913    30.6%
   Total Core Deposits                          239,948    95.2%   232,784     95.4%    234,901    95.9%
Certificates of Deposits greater than $100,000   11,968     4.8%    11,272      4.6%     10,163     4.1%
   Total Deposits                              $251,916   100.0%  $244,056    100.0%   $245,064   100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                              77.2%               77.1%               77.8%

Core Deposits as a percentage
   of Total Average Assets                        83.9%               83.8%               85.1%

Other Income

     Other income including gains and losses from security transactions for the current quarter was $846 thousand, a decrease of $168 thousand or 17% compared to the same quarter of 1996. Exclusive of security transactions, other income for the current quarter decreased $46 thousand or 5% from the first quarter of 1996.

     Gain on purchased assets was $111 thousand for the current quarter, a decrease of $86 thousand or 44% from the same quarter of 1996. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable.

     Gains from security transactions involving available - for - sale securities were $24 thousand for the current quarter, compared to $146 thousand for the first quarter of 1996. The Bank recovered $24 thousand as gains from security transactions during the first quarter of 1997 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Other expenses were $2.4 million for the first quarter of 1997, an increase of $349 thousand or 17% from the same quarter of 1996. Salaries and employee benefits were $1.1 million for the current quarter compared to $1.0 million for the same of quarter of 1996. Net occupancy expense was $293 thousand for the current quarter, compared to $272 thousand for the first quarter of 1996. Other operating expenses were $1.0 million for the current quarter, an increase of $258 thousand or 34% compared to the same quarter of 1996 due mainly to one time occurrences which occurred during the current quarter. The one time occurrences related specifically to legal and professional expenses associated with impaired credits.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $557 thousand compared to $658 thousand for the first quarter of 1996. Effective tax rates are 36% and 34%, respectively. The Bank experienced an additional tax expense during the first quarter of 1997 due to the adjustment of certain deferred tax assets which increased the effective tax position. The increase in effective tax position is somewhat overstated due to the adjustment previously mentioned. Management expects the resulting entries to adjust the effective tax position to coincide by year end with that of similar prior periods. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the current quarter, average core deposits were approximately $239.9 million or 95% of total average deposits and 84% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at March 31, 1997. The table indicates that the Company's earning assets exceed its interest bearing liabilities out to the one year point in time, suggesting an increase in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
March 31, 1997
In thousands
                                           0-90     91-365   1 Year -  Over 5     Non-
                                           Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                             $32,384   $29,526   $45,556   $6,358         -  $113,824
   Loans, Net of Unearned Income           23,546    35,582    55,509   21,496     1,703   137,836
   Federal Funds Sold                      10,650         -         -        -         -    10,650
   Other Assets                             2,283         -         -        -    25,067    27,350
     Total Assets                         $68,863   $65,108  $101,065  $27,854   $26,770  $289,660

Liabilities
   NOW and Super NOW Deposits              $1,646    $4,938   $13,975   $5,143         -   $25,702
   Insured Money Market Accounts              204    24,869    25,608        -         -    50,681
   Savings Deposits                         1,620     4,858    19,451    6,484         -    32,413
   Certificates of Deposits                26,906    46,032    20,531    2,297         -    95,766
   Noninterest Bearing Deposits             2,622     7,959    28,572    9,769         -    48,922
   Other Liabilities                           24        72       442      204     1,574     2,316
   Stockholders' Equity                         -         -         -        -    33,860    33,860
   Total Liabilities and
       Stockholders' Equity               $33,022   $88,728  $108,579  $23,897   $35,434  $289,660

   Interest Rate Sensitivity Gap          $35,841  ($23,620)  ($7,514)  $3,959   ($8,664)       -
   Cumulative Interest Rate
     Sensitivity Gap                      $35,841   $12,221    $4,707   $8,664         -

   GAP / Assets                              12.4%     -8.2%     -2.6%     1.4%     -3.0%
      Cumulative GAP / Assets                12.4%      4.2%      1.6%     3.0%      0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 1997 and 1996, were $9.0 million and $10.4 million, respectively. The Bank had letters of credit of $597 thousand issued at March 31, 1997 compared to $791 thousand at March 31, 1996. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 1997 the available portion of these credit lines was $573 thousand compared to $693 thousand at March 31, 1996. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the

Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank began issuing credit cards during the third quarter of 1992. As of March 31, 1997, the aggregate credit available was $3.2 million, and $2.8 million at March 31, 1996. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Securities

     Included in the category of Securities of Other US Government Agencies at March 31, 1997 is $18.5 million par value of structured notes, with an amortized cost of $18.5 million and a fair value of $18.2 million, resulting in an unrealized loss in the amount of $300 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60
- 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $3.2 million at March 31, 1997 or 2% of loans outstanding. At March 31, 1996, the allowance for loan losses was $3.3 million or 3% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and impaired loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at March 31, 1997, were $1.7 million, compared to $303 thousand at March 31, 1996. Loans past due 90 days and still accruing at March 31, 1997 and 1996 were $398 thousand and $804 thousand, respectively. For March 31, 1997 and 1996, nonaccrual loans were 1.2% and .3% of gross loans outstanding and 53% and 9% of the allowance for loan losses, respectively.

     Impaired loans having recorded investments of $4.3 million at March 31, 1997 compared to $2.9 million at March 31, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans is $2.2 million at March 31, 1997 compared to $1.3 million at March 31, 1996. Interest received on impaired loans amounted to $98 thousand at March 31, 1997 compared to $102 thousand at March 31, 1996. Non-accrual loans not included in impaired loans was immaterial at March 31, 1997 and 1996.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current and first quarter of 1996.

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

     The Bank also has approximately $318 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.03 million as partial payments of the $2.35 million in original par value. Of the $2.03 million, $1.56 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.56 million in gains recognized since the write down, $24 thousand was recognized in 1997, $227 thousand was recognized in 1996, and $1.31 million was recognized prior to 1996. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

  Capital Adequacy Ratios
  In Thousands                                    March 31,  December 31,   March 31,
                                                    1997         1996         1996
  Tier 1 Capital:
     Stockholders' Equity                            $33,125      $32,549      $30,417
  Tier 2 Capital:
     Allowance for Loan Losses                         1,728        1,706        1,438
        Total Capital                                $34,853      $34,255      $31,855

  Risk-Weighted Ratios:
     Tier 1 Capital                                     24.2%        24.1%        26.6%
     Total Capital                                      25.5%        25.3%        27.9%
  Leverage Ratio                                        11.6%        11.8%        11.1%
  Stockholders' Equity                                  11.4%        11.4%        10.8%
  Regulatory Risk-Based Capitalization Requirements
                                                             Significantly Critically
                          Well      Adequately      Under        Under        Under
                       Capitalized  Capitalized  Capitalized  Capitalized  Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital            6.0%         4.0%      < 4.0%       < 3.0%
     Total Capital            10.0%         8.0%      < 8.0%       < 6.0%
  Leverage Ratio               5.0%         4.0%      < 4.0%       < 3.0%      <= 2.0%     tangible
                                                                                             equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current dividend limitations, the Bank could pay in dividends without regulatory approval of approximately $6.4 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                   First Quarter 1997        Fourth Quarter 1996       First Quarter 1996
                                                 AVERAGE  INCOME/ YIELD/   AVERAGE  INCOME/ YIELD/   AVERAGE  INCOME/ YIELD/
                                                 BALANCE  EXPENSE  RATE    BALANCE  EXPENSE  RATE    BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts               $3,739      $48   5.25%   $2,107      $21   3.98%   $2,449     $34   5.50%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             14,362      185   5.23%   10,373      150   5.79%   13,469     172   5.11%

   Securities:
     Taxable                                      101,838    1,480   5.89%  103,122    1,532   5.96%  122,656   1,801   5.89%
     Non-Taxable*                                   9,400      202   8.73%    9,448      203   8.64%   10,530     231   8.78%
   Loans - Net                                    136,214    3,160   9.41%  132,900    3,197   9.65%  107,824   2,660   9.90%
       Total Earning Assets                       265,553    5,076   7.76%  257,950    5,103   7.93%  256,928   4,897   7.64%
   Allowance for Loan Losses                       (3,142)                   (3,320)                   (3,258)
   Nonearning Assets                               23,675                    23,291                    22,465
       Total Assets                              $286,086                  $277,921                  $276,135

Liabilities and Stockholders' Equity
   NOW Accounts                                    $26,909     140   2.11%  $24,055      128   2.13%  $26,499     144   2.17%
   Savings Accounts                                 31,938     199   2.52%   31,898      205   2.58%   32,103     202   2.53%
   Money Market Deposit Accounts                    52,421     362   2.80%   51,944      373   2.88%   56,090     391   2.80%
   Certificates of Deposits less than $100,000      81,873   1,004   4.97%   79,649    1,011   5.09%   74,913     929   4.98%
   Certificates of Deposits greater than $100,000   11,968     139   4.72%   11,272      135   4.79%   10,163     109   4.29%
      Total Interest Bearing Deposits              205,110   1,844   3.65%  198,818    1,852   3.74%  199,768   1,775   3.56%
   Other Borowings                                     749      12   6.39%      768       12   6.37%      345       5   5.81%
      Total Interest Bearing Liabilities           205,858   1,855   3.66%  199,586    1,864   3.75%  200,113   1,780   3.57%
   Noninterest Bearing Deposits                     46,807                   45,238                    45,296
   Other Liabilities                                 1,039                    1,257                     1,412
   Stockholders' Equity                             32,382                   31,840                    29,314
      Total Liabilities and Stockholders' Equity  $286,086                 $277,921                  $276,135

Net Interest Income - Tax Equivalent Basis*                  3,220                    3,239                     3,117
Tax Equivalent Adjustment                                      (69)                     (69)                      (78)
    Net Interest Income                                     $3,152                   $3,170                    $3,038

Net Interest Income - Spread*                                        4.10%                    4.18%                     4.07%

Net Interest Income as a % of Total Earning Assets*                  4.92%                    5.04%                     4.87%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands

                                                             First Quarter 1997       First Quarter 1997
                                                                    vs                      vs
                                                             Fourth Quarter 1996      First Quarter 1996
                                                             Change  due to  Total    Change   due to   Total
                                                             Volume   Rate   Change   Volume    Rate    Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                          $16.2   $11.3    $27.5   $17.7    ($2.9)   $14.8
   Federal Funds Sold                                          57.6   (22.2)    35.4    11.4      2.2     13.6
   Securities:
      Taxable                                                 (19.1)  (32.2)   (51.3) (305.7)   (15.0)  (320.7)
      Non-Taxable*                                             (1.0)   (0.1)    (1.1)  (24.7)    (3.4)   (28.1)
   Loans                                                       79.7  (117.2)   (37.5)  700.4   (200.9)   499.5
      Total Interest Income                                   133.4  (160.4)   (27.0)  399.1   (220.0)   179.1

Interest Bearing Liabilities:
   NOW Accounts                                                15.2    (3.4)    11.8     2.2     (6.1)    (3.9)
   Savings Accounts                                             0.3    (7.1)    (6.8)   (1.0)    (2.6)    (3.6)
   Money Market Deposit Accounts                                3.4   (14.1)   (10.7)  (25.6)    (3.3)   (28.9)
   Certificates of Deposits less than $100,000                 28.2   (35.5)    (7.3)   86.3    (11.9)    74.4
   Certificates of Deposits greater than $100,000               8.3    (3.6)     4.7    19.3     11.4     30.7
   Other Borrowings                                            (0.3)   (0.1)    (0.4)    5.9      0.9      6.8
      Total Interest Expense                                   55.1   (63.8)    (8.7)   87.1    (11.6)    75.5
   Increase (Decrease) in
      Interest Differential                                   $78.3  ($96.6)  ($18.3) $312.0  ($208.4)  $103.6

*Tax Equivalent Basis - 34% Rate for the periods dated

                             Part II

Item 1.  Legal Proceedings

     In February 1997, a party filed a $5.1 million suit against the Bank in the Twenty-fourth Judicial Court for the Parish of Jefferson, State of Louisiana. On the 25th of April, 1997, the party dismissed with prejudice the said suit.

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

     The financial statements as of December 31, 1996, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of March 31, 1997, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.
By:/s/ J. B. Falgoust
J. B. Falgoust, President

May 8. 1997
Date