Form 10-Q
period 1997-06-30
ONE AMERICAN CORP
filed 1997-08-14
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
  Quarter Ended June 30, 1997       Commission File Number:  0-12437


                        One American Corp.
     (Exact name of registrant as specified in its charter)


            Louisiana                           72-0948181
  (State or other jurisdiction of    (IRS Employer Identification No.)
   Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                                  70090-0550
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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of August 8, 1997.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      June 30, 1997, December 31, 1996 and June 30, 1996         3

   Consolidated Statements of Income
      for the three and six months ended June 30, 1997 and 1996  4

   Consolidated Statements of Changes in Stockholders' Equity
      for the six months ended June 30, 1997 and 1996            5

   Consolidated Statements of Cash Flows
      for the six months ended June 30, 1997 and 1996            6

   Notes to Consolidated Financial Statements                    7

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                  10

   Average Balance Sheets and Interest Rate Analysis
      for the three and six months ended June 30, 1997,
      March 31, 1997 and June 30, 1996                           19

   Interest Differentials
      for the three and six months ended June 30, 1997,
      March 31, 1997 and June 30, 1996                           20


                             Part II
Other Information

   Legal Proceedings                                             21

   Exhibits and Reports on Form 8-K                              21

   Management's Responsibility for Financial Reporting           23

   Signatures                                                    24

Consolidated Balance Sheets
One American Corp. and Subsidiaries                             Unaudited    Unaudited    Unaudited
                                                                  June 30,   December 31,   June 30,
In thousands                                                        1997         1996         1996
Assets
   Cash and Due From Banks                                        $12,390      $11,176      $10,716
   Interest Bearing Deposits in Other Banks                         3,988        2,770        2,092
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                              8,900       13,325        4,900
   Securities:
      Available for Sale (Amortized Cost of $111,940, $111,797
         and $129,747, respectively)                              112,199      111,894      128,884
         Total Securities                                         112,199      111,894      128,884
   Loans                                                          142,625      135,859      121,029
      Less:  Allowance for Loan Losses                             (2,752)      (3,083)      (3,265)
   Loans, Net                                                     139,873      132,776      117,764

   Bank Premises and Equipment                                      9,635        9,645        8,775
   Other Real Estate                                                   23           68            0
   Accrued Interest Receivable                                      1,917        2,031        2,148
   Other Assets                                                     2,200        2,426        2,146
        Total Assets                                             $291,125     $286,111     $277,425

Liabilities
   Deposits
     Noninterest Bearing                                          $49,844      $45,907      $45,160
     Interest Bearing                                             204,235      204,797      198,795
         Total Deposits                                           254,079      250,704      243,955

   Accrued Interest Payable                                           634          693          580
   Other Liabilities                                                1,418        1,179        1,458
        Total Liabilities                                         256,131      252,576      245,993

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                       7,500        7,500        7,500
   Surplus                                                          5,000        5,000        5,000
   Retained Earnings                                               22,948       21,596       20,127
   Unrealized Gain (Loss) on Securities Available for Sale, Net       171           64         (570)
   Treasury Stock - 148,385 shares at cost                          ($625)       ($625)       ($625)
        Total Stockholders' Equity                                 34,994       33,535       31,432
        Total Liabilities and Stockholders' Equity               $291,125     $286,111     $277,425

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                Three Months Ended        Six Months Ended
for the three and six months ended June 30, 1997 and 1996        Unaudited    Unaudited    Unaudited    Unaudited
In thousands, except per share data                                 1997         1996         1997          1996
Interest Income
   Interest and Fees on Loans                                      $3,294       $2,833       $6,453        $5,493
   Interest on Securities:
      Taxable Interest                                              1,508        1,847        2,988         3,644
      Nontaxable Interest                                             135          134          269           290
         Total Interest on Securities                               1,643        1,981        3,257         3,934
   Other Interest Income                                              187          102          421           307

      Total Interest Income                                         5,124        4,916       10,131         9,734

   Interest Expense on Deposits                                     1,882        1,791        3,737         3,571
      Net Interest Income                                           3,242        3,125        6,394         6,163

Provision for Loan Losses                                             150           60          225            90
   Net Interest Income After
      Provision for Loan Losses                                     3,092        3,065        6,169         6,073

Other Income
   Service Charges on Deposit Accounts                                522          510        1,043         1,002
   Gain or (Loss) on Securities                                       166          139          190           285
   Gain on Purchased Assets                                           170          387          281           584
   Other Operating Income                                             205          175          395           354
      Total Other Income                                            1,063        1,211        1,909         2,225
      Income Before Other Expenses                                  4,155        4,276        8,078         8,298

Other Expenses
   Salaries and Employee Benefits                                   1,176        1,038        2,276         2,061
   Net Occupancy Expense                                              312          270          605           542
   Net ORE Expense                                                    (18)         (10)         (27)          (12)
   Other Operating Expenses                                           917          768        1,927         1,520
      Total Other Expenses                                          2,387        2,066        4,781         4,111
       Income Before Income Taxes                                   1,768        2,210        3,297         4,187
Applicable Income Taxes                                               577          693        1,134         1,351
      Net Income                                                   $1,191       $1,517       $2,163        $2,836

      Net Income Per Share                                          $0.88        $1.12        $1.60         $2.10

      Cash Dividends Per Share                                      $0.30        $0.25        $0.60         $0.50

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 1997 and 1996                                            Unaudited    Unaudited
In thousands                                                                                  1997         1996
Common Stock
  Balance - Beginning and End of Period                                                      $7,500       $7,500

Surplus
  Balance - Beginning and End of Period                                                      $5,000       $5,000

Retained Earnings
  Balance - Beginning of Period                                                             $21,596      $17,966
  Net Income                                                                                  2,163        2,836
  Cash Dividends                                                                               (811)        (675)
  Balance - End of Period                                                                   $22,948      $20,127

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                                                 $64         $371
  Net Change in Unrealized Gain (Loss)                                                          107         (941)
  Balance - End of Period                                                                      $171        ($570)

Treasury Stock
  Balance - Beginning and End of Period                                                       ($625)       ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 1997 and 1996                                            Unaudited    Unaudited
In thousands                                                                                  1997         1996
Cash Flows From Operating Activities
  Net Income                                                                                 $2,163       $2,836
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                                 (280)        (584)
      Provision for Depreciation                                                                371          341
      Provision for Loan Losses                                                                 225           90
      Net Amortization (Accretion) on Securities                                                (59)         (51)
      Provision (Credit) for Deferred Income Taxes                                             (141)         (38)
      (Gain) Loss on Sale of Other Real Estate                                                  (33)          (8)
      (Gain) Loss on Sale of Equipment                                                            0            0
      (Gain) Loss on Securities                                                                (189)        (284)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                                        114          (36)
      (Increase) Decrease in Other Assets                                                       308          (87)
      Increase (Decrease) in Accrued Interest Payable                                           (59)         (23)
      Increase (Decrease) in Other Liabilities                                                  282         (434)
        Net Cash Provided by Operating Activities                                             2,702        1,722
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                                       28,606       39,343
  Purchases of Securities Available for Sale                                                (28,687)     (37,000)
  Proceeds from Sale of Securities Available for Sale                                           189          276
  Net (Increase) Decrease in Federal Funds Sold                                               4,425        2,475
  Net (Increase) Decrease in Loans                                                           (7,068)     (12,953)
  Proceeds from Sale of Other Real Estate                                                       104           11
  Proceeds from Sale of Premises, Equipment, and Other Assets                                     0            0
  Purchases of Premises and Equipment                                                          (361)        (655)
    Net Cash Used in Investing Activities                                                    (2,792)      (8,503)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW and Savings Accounts                       (1,159)      (1,709)
  Net Increase (Decrease) in Certificates of Deposits                                         4,534        5,940
  (Repayment) Proceeds of Other Borrowings                                                      (42)         802
  Dividends Paid                                                                               (811)        (676)
    Net Cash Provided (Used) By Financing Activities                                          2,522        4,357
Decrease in Cash and Cash Equivalents                                                         2,432       (2,424)
Cash and Cash Equivalents - Beginning of Year                                                13,946       15,232
Cash and Cash Equivalents - End of Period                                                   $16,378      $12,808
Supplemental Disclosure of Cash Flow Information
      Income Tax Payments                                                                      $921       $1,295
      Interest Paid on Deposits                                                              $3,796       $3,594
   Noncash Investing Activities
      Other Real Estate Acquired in Settlement of Loans                                         $26           $3
      Change in Unrealized Gain (Loss) on Securities Available for Sale                        $162      ($1,426)
      Change in Deferred Tax Effect on
         Unrealized Gain (Loss) on Securities Available for Sale                                $55        ($485)
   Noncash Financing Activities
      Dividends Declared and Not Paid                                                          $406         $338

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first six months ended June 30, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1996.

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

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 1997


Second Quarter in Review

     Net income for the current quarter of 1997 was $1.2 million compared to $1.5 million for the same quarter of 1996. The decrease in net income is a result of an increase in provision for loan losses, decrease in non-interest income and an increase in non-interest expenses. Earnings per common share were $.88 and $1.12 for the second quarters of 1997 and 1996, respectively. Return on average assets on an annualized basis was 1.64% for the current quarter, and 2.18% in the same quarter of 1996. For the second quarters of 1997 and 1996, return on average equity on an annualized basis was 13.84% and 19.32%, respectively. Cash dividends were $.30 per share for the current quarter and $.25 per share for the same quarter of 1996.

     For the first six months of 1997, net income was $2.2 million compared to $2.8 million for the same period of 1996.
The reason for the decrease in net income for the first six months of 1997 compared to 1996 is also due to greater provisions for loan losses, decreases in non-interest income and increases in non-interest expenses. Earnings per common share were $1.60 and $2.10 for the first six months of 1997 and 1996, respectively. Return on average assets on an annualized basis was 1.50% and 2.04% for the first six months of 1997 and 1996, respectively. For the first six months of 1997 and 1996, return on average equity on an annualized basis was 12.80% and 18.71%, respectively. Cash dividends were $.60 per share and $.50 per share for the first six months of 1997 and 1996, respectively

     Net interest income (FTE) for the current quarter was $3.3 million, $118 thousand greater than that of the second quarter of 1996. The net interest margin (FTE) was 4.97% for the current quarter and 4.95% for the same quarter of 1996. For the first six months of 1997, net interest income (FTE) was $6.5 million compared to $6.3 million for the same period of 1996. The resulting net interest margin (FTE) for the first six months of 1997 was 4.92% compared to 4.94% for the same period of 1996.

     During the second quarter of 1997, in comparison with the same quarter of 1996, average loans outstanding increased $25.9 million or 23% to $141.2 million. Average total deposits for the current quarter increased $8.0 million or 3% to $253.2 million when compared to the average total deposits for the same quarter of 1996. Average total assets for the current quarter increased $10.8 million or 4% to $289.5 million when respectively compared to the total average assets of the second quarter of
1996.     For the first six months of 1997, in comparison with
the same period of 1996, average loans outstanding increased $27.2 million or 24% to $138.7 million. Average total deposits for the current six month period increased $7.3 million or 3% to $252.6 million when compared to the average total deposits for the same period of 1996. Average total assets for the current six month period increased $10.4 million or 4% to $288.2 million when respectively compared to the total average assets of the same period of 1996.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1997 was $3.3 million, 4% greater than that of the same quarter of 1996. A slight increase in the net interest spread during the current quarter, supported by a greater increase in the volume of loans than the increase in volume of interest bearing liabilities accounted for the increase in net interest income (FTE) of $118 thousand over the same quarter of 1996.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1997, average earning assets were $267.5 million, an increase of $8.8 million or 3% over the second quarter of 1996. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate. The trend over the quarters compared shows the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit from lower interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time maintains the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1997, the average yield on earning assets was 7.80%, while the average cost of interest bearing liabilities was 3.68%, producing a net interest spread
(FTE) of 4.12%. The net interest margin (FTE) was 4.97% for the current quarter of 1997. In comparison, the net interest margin
(FTE) for the same quarter of 1996 was 4.95%. The cost of interest bearing liabilities during the second quarter of 1996 was 3.60%, while the yield on average earning assets was 7.73%, producing a net interest spread of 4.13%. The 8 basis point increase in the average cost of interest bearing liabilities from the second quarter of 1996 to the same quarter of 1997, was greater than the 7 basis point increase in the yield on interest earning assets for the respective quarters. Also, a larger volume of dollars were funded into loans which provided for the improvement in net interest income (FTE), while the spread between the two periods decreased slightly.

     For the first six months of 1997, the average yield of earning assets was 7.73% while the cost of interest bearing liabilities were 3.65%, resulting in a net interest spread (FTE) of 4.08%. Net interest margin (FTE) was 4.92% for the first six months of 1997 compared to 4.94% for the same period of 1996.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly and six month periods ended June 30, 1997, December 31, 1996, and June 30, 1996, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $150 thousand and $60 thousand for the second quarters of 1997 and 1996, respectively. Net charge-offs (recoveries) were $570 thousand for the current quarter, versus $207 thousand for the same quarter of 1996. As a percentage of average loans, net charge-offs (recoveries) were
 .4% in the current quarter and .25 in the second quarter of 1996. Gross charge-offs as a percentage of average loans were .4% in the current quarter and .3% in the second quarter of 1996. Recoveries as a percentage of gross charge-offs for the current quarter were 3.4% versus 44.1% for the same quarter of 1996. Management has increased the provision for loan losses due to a need to increase the unallocated portion of the Allowance for Loan Losses. The net charge-off position for the current quarter related primarily to a non-domestic impaired credit which management feels lacks the necessary collateral value to support liquidation.

     For the first six months of 1997, Provision for Loan Losses was $225 thousand compared to $90 thousand for the same period last year. Net charge-offs (recoveries) were $557 thousand for the first six months of 1997, versus $280 thousand for the same period of 1996. As a percentage of average loans, net charge-offs (recoveries) were .4% in the first six months of 1997 and .2 in the same period of 1996. Gross charge-offs as a percentage of average loans were .5% in the first six months of 1997 and .4% in the same period of 1996. Recoveries as a percentage of gross charge-offs for the first six months of 1997 were 20.0% versus 45.1% for the same period of 1996. As mentioned in the previous paragraph, management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase Allowance for Loan Losses was created due to impaired credits which have utilized a portion of the unallocated Allowance for Loan Losses.

Earning Asset Structure                               Second                 First                  Second
In thousands                                       Quarter 1997           Quarter 1997           Quarter 1996
                                                             % of                   % of                   % of
                                                Average     Earning    Average     Earning    Average     Earning
                                                Balances    Assets     Balances    Assets     Balances    Assets

Interest Bearing Deposits                        $2,523        0.9%     $3,739        1.4%     $1,046          -
Federal Funds Sold                               10,976        4.1%     14,362        5.4%      6,630        2.6%
Securities
  Taxable                                       103,367       38.6%    101,838       38.3%    126,270       48.8%
  Non-Taxable                                     9,374        3.5%      9,400        4.5%      9,479        2.7%
Loans - Net                                     141,226       52.8%    136,214       51.3%    115,277       44.6%
    Total Earning Assets                       $267,466      100.0%   $265,553      100.0%   $258,702      100.0%
Deposit Structure                                    Second                 First                  Second
In thousands                                       Quarter 1997           Quarter 1997           Quarter 1996
                                                Average      % of      Average      % of      Average      % of
                                                Balances   Deposits    Balances   Deposits    Balances   Deposits

Noninterest Bearing Deposits                    $48,796       19.3%    $46,806       18.5%    $46,460       18.9%
NOW Accounts                                     25,995       10.3%     26,909       10.5%     24,667       10.1%
Savings Accounts                                 32,617       12.9%     31,938       12.7%     32,836       13.4%
Money Market Deposit Accounts                    49,822       19.7%     52,421       20.9%     53,640       21.9%
Certificates of Deposits less than $100,000      84,923       33.5%     81,874       32.5%     77,426       31.6%
   Total Core Deposits                          242,153       95.6%    239,948       95.2%    235,029       95.8%
Certificates of Deposits greater than $100,000   11,112        4.4%     11,968        4.8%     10,194        4.2%
   Total Deposits                              $253,265      100.0%   $251,916      100.0%   $245,223      100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                                          76.4%                  77.2%                  76.8%

Core Deposits as a percentage
   of Total Average Assets                                    83.7%                  83.5%                  84.3%

Other Income

     Other income, including gains and losses from security transactions for the current quarter, was $1.1 million, a decrease of $148 thousand or 12% compared to the same quarter of 1996. Exclusive of security transactions, other income for the current quarter decreased $175 thousand or 20% from the second quarter of 1996. For the first six months of 1997, other income, including gains and losses from security transactions for the current quarter, was $1.9 million, a decrease of $316 thousand or 14% from the same period of 1996. Exclusive of security transactions, other income for the first six months of 1997 decreased $221 thousand or 11% from the same period of 1996.

     Gain on purchased assets was $170 thousand for the current quarter, a decrease of $217 thousand or 56% from the same quarter of 1996. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable. For the first six months of 1997, gain on purchased assets was $281 thousand, a decrease of $303 thousand or 52% from the same period of 1996.

     Gains from security transactions involving available - for - sale securities were $166 thousand for the current quarter, compared to $139 thousand for the second quarter of 1996. The Bank recovered $166 thousand as gains from security transactions during the second quarter of 1997 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets. For the first six months of 1997, gains from security transactions involving available - for - sale securities were $190, compared to $285 thousand for the same period of 1996. The gains resulting from the first six months of 1997 are also a result of the Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds.

Other Expenses

     Other expenses were $2.4 million for the second quarter of 1997, an increase of $321 thousand or 15% from the same quarter of 1996. Salaries and employee benefits were $1.2 million for the current quarter compared to $1.0 million for the same of quarter of 1996. Net occupancy expense was $312 thousand for the current quarter, compared to $270 thousand for the second quarter of 1996. Other operating expenses were $916 thousand for the current quarter, an increase of $148 thousand or 19% compared to the same quarter of 1996. The increase in other operating expenses is related to legal and professional expenses associated with impaired credits. Management anticipates the level of legal and professional expenses to decrease once the related impaired credits are liquidated. Further, management anticipates liquidating these credits during the third quarter of 1997. However, management has no guarantee that the disposition of said credits will transact during the third quarter.

     For the first six months of 1997, other expenses were $4.8 million, an increase of $670 thousand or 16% from the same period of 1996. Salaries and employee benefits were $2.3 million for the six month period compared to $2.0 million for the same period of 1996. Net occupancy expense was $605 thousand for the first six months of 1997, compared to $542 thousand for the same period of 1996. Other operating expenses were $1.9 million for the first six months of 1997, an increase of $407 thousand or 27% compared to the same period of 1996. The increase in other operating expenses is related to legal and professional expenses associated with impaired credits.


Applicable Income Taxes

     Applicable income taxes for the current quarter were $577 thousand compared to $693 thousand for the second quarter of 1996. Effective tax rates are 33% and 31%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes. For the first six months of 1997, applicable income taxes were $1.1 million compared to $1.4 million for the same period of 1996. Effective tax rates are 34% and 32%, respectively for the first six months of 1997.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the core deposit base. During the quarter, average core deposits were approximately $242.2 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at June 30, 1997. The table indicates that the Company's earning assets exceed its interest bearing liabilities out to the one year point in time, suggesting an increase in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
June 30, 1997
In thousands
                                           0-90     91-365   1 Year -  Over 5     Non-
                                           Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                             $32,640   $19,627   $52,961   $6,971         -  $112,199
   Loans, Net of Unearned Income           23,117    38,027    56,985   20,460     1,284   139,873
   Federal Funds Sold                       8,900         -         -        -         -     8,900
   Other Assets                             3,988         -         -        -    26,165    30,153
     Total Assets                         $68,645   $57,654  $109,946  $27,431   $27,449  $291,125

Liabilities
   NOW and Super NOW Deposits              $1,586    $4,748   $14,287   $5,151         -   $25,772
   Insured Money Market Accounts              176    23,463    25,541        -         -    49,180
   Savings Deposits                         1,788     5,374    19,185    6,584         -    32,931
   Certificates of Deposit                 27,939    43,365    22,849     2,199        -    96,352
   Noninterest Bearing Deposits             2,925     8,864    28,097    9,958         -    49,844
   Other Liabilities                           24        72       442      204     1,310     2,052
   Stockholders' Equity                         -         -         -        -    34,994    34,994
   Total Liabilities and
       Stockholders' Equity               $34,438   $85,886  $110,401  $24,096   $36,304  $291,125

   Interest Rate Sensitivity Gap          $34,208  ($28,232)    ($455)  $3,335   ($8,855)        -
   Cumulative Interest Rate
     Sensitivity Gap                      $34,208    $5,975    $5,520   $8,855        $0

   GAP / Assets                              11.8%     -9.7%     -0.2%     1.1%     -3.0%
      Cumulative GAP / Assets                11.8%      2.1%      1.9%     3.0%      0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 1997 and 1996, were $8.6 million and $10.3 million, respectively. The Bank had letters of credit of $470 thousand issued at June 30, 1997 compared to $808 thousand at June 30, 1996. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 1997 the available portion of these credit lines was $628 thousand compared to $644 thousand at June 30, 1996. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank began issuing credit cards during the third quarter of 1992. As of June 30, 1997, the aggregate credit available was $3.3 million, and $2.8 million at June 30, 1996. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Securities

     Included in the category of Securities of Other US Government Agencies at June 30, 1997 is $18.5 million par value of structured notes, with an amortized cost of $18.5 million and a fair value of $18.2 million, resulting in an unrealized loss in the amount of $166 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60
- 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $2.8 million at June 30, 1997 or 2% of loans outstanding. At June 30, 1996, the allowance for loan losses was $3.3 million or 3% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Based on these functions and management's knowledge of the Bank's borrowers, the allowance for loan losses in management's judgment, is adequate to absorb potential loan losses based on current review of the quality of the loan portfolio. The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual and impaired loans and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 1997 and 1996 were $258 thousand and $124 thousand, respectively. Impaired loans having recorded investments of $3.5 million at June 30, 1997 compared to $4.4 million at June 30, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans is $937 thousand at June 30, 1997 compared to $1.6 million at June 30, 1996. Interest received on impaired loans amounted to $115 thousand at June 30, 1997 compared to $225 thousand at June 30, 1996. Non-accrual loans not included in impaired loans was immaterial at June 30, 1997 and 1996.

     Other real estate is properties held for sale acquired though foreclosure or negotiated settlements of debt. Other real estate was insignificant at the close of the current and second quarter of 1996.

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

     The Bank also has approximately $153 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.21 million as partial payments of the $2.35 million in original par value. Of the $2.21 million, $1.74 million were recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.74 million in gains recognized since the write down, $190 thousand was recognized in 1997, $227 thousand was recognized in 1996, and $1.31 million was recognized prior to 1996. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

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

Capital Adequacy Ratios
In Thousands                         June 30,    December 31,    June 30,
                                       1997          1996          1996
Tier 1 Capital:
   Stockholders' Equity                 $33,928        $32,549      $31,604
Tier 2 Capital:
   Allowance for Loan Losses              1,747          1,706        1,559
      Total Capital                     $35,675        $34,255      $33,163

Risk-Weighted Ratios:
   Tier 1 Capital                          24.4%          24.1%        25.7%
   Total Capital                           25.7%          25.3%        27.0%
Leverage Ratio                             11.8%          11.8%        11.4%
Stockholders' Equity                       11.7%          11.4%        11.4%

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
Leverage Ratio             5.0%        4.0%      < 4.0%      < 3.0%       <= 2.0% tangible
                                                                                  equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $5.9 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                    Second Quarter 1997        First Quarter 1997         Second Quarter 1996
                                                  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                                  BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                $2,524     $36.6   5.82%   $3,739     $48.4   5.25%   $1,046     $10.3   3.95%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              10,976     150.8   5.51%   14,362     185.2   5.23%    6,630      91.4   5.53%
   Securities:
     Taxable                                       103,367   1,508.0   5.85%  101,838   1,480.2   5.89%  126,270   1,846.9   5.87%
     Non-Taxable*                                    9,374     205.0   8.77%    9,400     202.4   8.73%    9,479     203.8   8.62%
   Loans - Net                                     141,226   3,294.6   9.36%  136,214   3,159.5   9.41%  115,277   2,833.0   9.86%
       Total Earning Assets                        267,466   5,195.0   7.80%  265,553   5,075.7   7.76%  258,702   4,985.4   7.73%
   Allowance for Loan Losses                        (2,748)                    (3,142)                    (3,233)
   Nonearning Assets                                24,749                     25,047                     23,167
       Total Assets                               $289,467                   $287,458                   $278,636

Liabilities and Stockholders' Equity
   NOW Accounts                                    $25,995     137.1   2.12%  $26,909     139.7   2.11%  $24,667     129.7   2.11%
   Savings Accounts                                 32,617     205.2   2.52%   31,938     198.6   2.52%   32,836     207.2   2.53%
   Money Market Deposit Accounts                    49,822     348.7   2.81%   52,421     362.2   2.80%   53,640     372.6   2.79%
   Certificates of Deposits less than $100,000      84,923   1,055.8   4.99%   81,874   1,003.6   4.97%   77,426     963.5   4.99%
   Certificates of Deposits greater than $100,000   11,112     123.4   4.45%   11,968     139.4   4.72%   10,194     107.8   4.24%
      Total Interest Bearing Deposits              204,469   1,870.2   3.67%  205,110   1,843.5   3.65%  198,763   1,780.8   3.59%
   Other Borrowings                                    727      11.7   6.45%      749      11.8   6.39%      790      10.1   5.13%
      Total Interest Bearing Liabilities           205,196   1,881.9   3.68%  205,859   1,855.3   3.66%  199,553   1,790.9   3.60%
   Noninterest Bearing Deposits                     48,796                     46,806                     46,460
   Other Liabilities                                 1,046                      1,039                      1,211
   Stockholders' Equity                             34,430                     33,754                     31,412
      Total Liabilities and Stockholders' Equity  $289,467                   $287,458                   $278,636

Net Interest Income - Tax Equivalent Basis*                  3,313.1                    3,220.4                    3,194.5
Tax Equivalent Adjustment                                      (69.7)                     (68.8)                     (69.3)
    Net Interest Income                                     $3,243.4                   $3,151.6                   $3,125.2

Net Interest Income - Spread*                                          4.12%                      4.10%                      4.13%

Net Interest Income as a % of Total Earning Assets*                    4.97%                      4.92%                      4.95%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
                                                       Six Months Ended           Six Months Ended
                                                        June 30 1997               June 30 1996
                                                  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                                  BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                $3,128     $85.0   5.45%   $1,748     $44.0   5.08%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              12,659     336.0   5.32%   10,049     262.9   5.28%
   Securities:
     Taxable                                       102,525   2,988.0   5.84%  124,463   3,642.4   5.90%
     Non-Taxable*                                    9,387     407.6   8.71%   10,005     440.2   8.87%
   Loans - Net                                     138,734   6,453.1   9.33%  111,551   5,493.4   9.93%
       Total Earning Assets                        266,433  10,269.7   7.73%  257,816   9,882.9   7.73%
   Allowance for Loan Losses                        (2,944)                    (3,246)
   Nonearning Assets                                24,680                     23,164
       Total Assets                               $288,169                   $277,734

Liabilities and Stockholders' Equity
   NOW Accounts                                    $26,450     276.8   2.10%  $25,583     273.3   2.15%
   Savings Accounts                                 32,280     403.8   2.51%   32,470     409.4   2.54%
   Money Market Deposit Accounts                    51,115     710.9   2.79%   54,865     764.7   2.81%
   Certificates of Deposits less than $100,000      83,087   2,067.1   4.99%   76,175   1,891.7   5.01%
   Certificates of Deposits greater than $100,000   11,652     255.0   4.39%   10,179     216.5   4.29%
      Total Interest Bearing Deposits              204,584   3,713.6   3.65%  199,272   3,555.6   3.60%
   Other Borrowings                                    738      23.6   6.41%      790      15.1   3.85%
      Total Interest Bearing Liabilities           205,322   3,737.2   3.65%  200,062   3,570.7   3.60%
   Noninterest Bearing Deposits                     48,011                     46,041
   Other Liabilities                                 1,041                      1,312
   Stockholders' Equity                             33,796                     30,319
      Total Liabilities and Stockholders' Equity  $288,169                   $277,734

Net Interest Income - Tax Equivalent Basis*                  6,532.5                    6,312.2
Tax Equivalent Adjustment                                     (138.6)                    (149.7)
    Net Interest Income                                     $6,393.9                   $6,162.5

Net Interest Income - Spread*                                          4.08%                      4.13%

Net Interest Income as a % of Total Earning Assets*                    4.92%                      4.94%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                                              Six Months Ended
                                                             Second Quarter 1997     Second Quarter 1997      June 30, 1997
                                                               vs                      vs                       vs
                                                              First Quarter 1997      Second Quarter 1996     June 30, 1996
                                                             Change due to    Total  Change due to     Total  Change due to  Total
                                                              Volume   Rate   Change  Volume   Rate    Change Volume  Rate  Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                          ($15.7)   $3.9  ($11.8)  $14.6    $11.7   $26.3    $35     $6    $41
   Federal Funds Sold                                          (43.7)    9.3   (34.4)   59.9     (0.5)   59.4     68      5     73
   Securities:
      Taxable                                                   22.2     5.6    27.8  (335.0)    (3.9) (338.9)  (642)   (12)  (654)
      Non-Taxable*                                              (0.5)    3.1     2.6    (2.3)     3.5     1.3    (27)    (5)   (33)
   Loans                                                       116.2    18.9   135.1   637.7   (176.1)  461.6  1,339   (379)   960
      Total Interest Income                                     78.5    40.8   119.3   374.9   (165.3)  209.7    772   (386)   387

Interest Bearing Liabilities:
   NOW Accounts                                                 (4.7)    2.1    (2.6)    7.0      0.4     7.4      9     (6)     4
   Savings Accounts                                              4.2     2.4     6.6    (1.4)    (0.6)   (2.0)    (2)    (3)    (6)
   Money Market Deposit Accounts                               (18.0)    4.5   (13.5)  (26.5)     2.6   (23.9)   (52)    (2)   (54)
   Certificates of Deposits less than $100,000                  37.4    14.8    52.2    93.3     (1.0)   92.3    172      4    175
   Certificates of Deposits greater than $100,000              (10.0)   (6.0)  (16.0)    9.7      5.9    15.6     31      7     39
   Other Borrowings                                             (0.3)    0.2    (0.1)   (0.8)     2.4     1.6     (1)     9      9
      Total Interest Expense                                     8.6    18.0    26.6    81.3      9.7    91.0    157     10    167
   Increase (Decrease) in
      Interest Differential                                    $69.9   $22.8   $92.7  $293.6  ($175.0) $118.7   $616  ($396)  $220

*Tax Equivalent Basis - 34% Rate for the periods dated

                             Part II

Item 1.  Legal Proceedings

     In February 1997, a party filed a $5.1 million suit against the Bank in the Twenty-fourth Judicial Court for the Parish of Jefferson, State of Louisiana. On the 14th of April, 1997, the party dismissed with prejudice the said suit.

     During the normal course of business, the Company is involved in various other legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual shareholder's meeting of the Company held on April 23, 1997 the following matters were submitted for a vote:

     (1)  a proposal (the "Classified Board Proposal") that the
Company's Articles of Incorporation (the "Articles") be amended to provide for three classes of directors with each serving for a three year term.

     (2) a proposal (the "Proposal to Reduce Vulnerability to Takeover") that the Company's Articles be further amended to add certain provisions designed to reduce the Company's vulnerability to an unsolicited takeover not deemed by the Board of Directors of the Company to be in the best interest of the stockholders.

     (3)  Election of Directors.

(a)  Electing five (5) Class I directors to serve until the 1998
Annual Meeting of Shareholders and until their successors are elected and qualified.

(b)  Electing six (6) Class II directors to serve until the 1999
Annual Meeting of Shareholders and until their successor's are elected and qualified.

(c) Electing six (6) Class III directors to serve until the 2000
Annual Meeting of Shareholders and until their successors are elected and qualified.

Classified Board Proposal:    The Board of Directors of the
Company sought the consent of the stockholders to a proposed provision to the Company's Articles which would provide for three Classes of Directors. Each Class of Directors will be elected for a three year term, except for the initial terms of Class I and Class II. The initial terms of Class I and Class II shall be one year and two years, respectively. This provision is designed in part to make it more difficult and time-consuming for certain persons to obtain control of the Company or to obtain majority control of the Board of Directors of the Company, and thus reduce the vulnerability of the Company to an unsolicited takeover proposal.

     The Classified Board Proposal was approved at the Annual
Shareholders Meeting on April 23, 1997 by a vote of 1,130,448 shares in favor, and 0 shares against with 4,616 shares abstaining.


Proposal to Reduce Vulnerability to Takeover      The Board of
Directors of the Company sought the consent of the shareholders to several proposed provisions to the Company's Articles. The Proposal to Reduce Vulnerability to Takeover will provide for the inclusion in the Company's Articles a "super majority" provision requiring a higher percentage of stockholders than would otherwise be required to approve certain business combinations unless such business combinations have been approved by the majority of Continuing Directors and a provision requiring a higher percentage of stockholders than would otherwise be required to amend, alter, change or repeal certain provisions of the Articles.

     These provisions are designed in part to make it more difficult and time-consuming for certain persons to obtain control of the Company unless they pay a certain value to the Company's stockholders or to obtain majority control of the Company, and thus reduce the vulnerability of the Company to an unsolicited takeover proposal. These provisions are designed to enable the Company to develop its business in a manner which will foster its long term growth, with the threat of a takeover not deemed by the Board to be in the best interest of the Company and its stockholders, and the potential disruption entailed by such a threat, reduced to the extent practicable.

The Proposal to Reduce Vulnerability to Takeover was approved at the Annual Shareholders Meeting on April 23, 1997 by a vote of 1,126,743 shares in favor, and 3,845 shares against with 4,476 shares abstaining.

Election of Directors.   Set out below is the list of nominees
submitted to the shareholder's for approval as directors as well as the resulting votes that were cast:

                                                     Total       Total      Total
                                                     Votes       Votes      Votes
                                                     For       Against  Abstaining

A Class I Directors        Craig G. Brazan           1,135,064        -          -
  1 year term              Michael J. Cazenave       1,135,064
                           Dean T. Falgoust          1,135,064
                           J. B. Falgoust            1,135,064
                           Albert J. Waguespack      1,135,064

B Class II Directors       E. V. Cazenave, Jr.       1,135,064
  2 year term              Preston L. Falgoust       1,135,064
                           Marcel T. Graugnard, Jr.  1,135,064
                           Ozane J. Gravois, III     1,135,064
                           David J. Vial, M.D.       1,131,254     3,810
                           Craig A. Vitrano, M.D.    1,135,064

C Class III Directors      Frank J. Bourgeois        1,135,064
  3 year term              A. Earle Cefalu, Jr.      1,135,064
                           Honora F. Gravois         1,135,064
                           Gloria A. Kliebert        1,135,064
                           Anthony J. Nobile         1,135,064
                           Carl J. Poche, M.D.       1,135,064

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

     Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitors compliance with and assess the effectiveness of the system of internal accounting controls and coordinate audit coverage with the independent public accountant.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountant to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountant has direct access to the Audit Committee with or without management present.

     The financial statements as of December 31, 1996, were examined by Hannis T. Bourgeois & Co., L. L. P. independent public accountant, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of June 30, 1997, have not been reviewed by Hannis T. Bourgeois & Co., L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By:/s/ J. B. Falgoust, Chairman
J. B. Falgoust, Chairman

August 8, 1997
Date