Form 10-Q
period 1997-09-30
ONE AMERICAN CORP
filed 1997-11-13
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
Quarter Ended September 30, 1997    Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


            Louisiana                          72-0948181
(State or other jurisdiction of    (IRS Employer Identification No.)
 Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                               70090-0550
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

      Common stock $5 Par Value, 1,351,615 shares outstanding as of November 6, 1997.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      September 30, 1997, December 31, 1996 and September 30,1996    3

   Consolidated Statements of Income
      for the three and nine months ended September 30, 1997
      and 1996                                                       4

   Consolidated Statements of Changes in Stockholders' Equity
      for the nine months ended September 30, 1997 and 1996          5

   Consolidated Statements of Cash Flows
      for the nine months ended September 30, 1997 and 1996          6

   Notes to Consolidated Financial Statements                        7

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                     10

   Average Balance Sheets and Interest Rate Analysis
      for the three and nine months ended September 30, 1997,
      June 30, 1997 September 30, 1996                              20

   Interest Differentials
      for the three and nine months ended September 30, 1997,
      June 30, 1997 September 30, 1996                              22


                             Part II
Other Information

   Legal Proceedings                                                23

   Exhibits and Reports on Form 8-K                                 23

   Management's Responsibility for Financial Reporting              24

   Signatures                                                       25

Consolidated Balance Sheets
One American Corp. and Subsidiaries                                      Unaudited    Unaudited    Unaudited
                                                                       September 30,December 31, September 30,
In thousands                                                               1997         1996         1996
Assets
   Cash and Due From Banks                                                  $12,179      $11,176      $12,949
   Interest Bearing Deposits in Other Banks                                   3,501        2,770        1,039
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                       10,975       13,325        9,925
   Securities:
      Available for Sale (Amortized Cost of $108,030, $111,797
         and $115,433, respectively)                                        108,568      111,894      115,285
         Total Securities                                                   108,568      111,894      115,285
   Loans                                                                    146,108      135,859      132,348
      Less:  Allowance for Loan Losses                                       (1,711)      (3,083)      (3,328)
   Loans, Net                                                               144,397      132,776      129,020

   Bank Premises and Equipment                                               10,593        9,645        9,146
   Other Real Estate                                                            128           68           51
   Accrued Interest Receivable                                                2,060        2,031        2,191
   Other Assets                                                               3,210        2,426        2,547
        Total Assets                                                       $295,611     $286,111     $282,153

Liabilities
   Deposits
     Noninterest Bearing                                                    $49,244      $45,907      $46,689
     Interest Bearing                                                       208,383      204,797      200,636
         Total Deposits                                                     257,627      250,704      247,325

   Accrued Interest Payable                                                     686          693          618
   Other Liabilities                                                          1,532        1,179        1,456
        Total Liabilities                                                   259,845      252,576      249,399

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                                 7,500        7,500        7,500
   Surplus                                                                    5,000        5,000        5,000
   Retained Earnings                                                         23,536       21,596       20,977
   Unrealized Gain (Loss) on Securities Available for Sale, Net                 355           64          (98)
   Treasury Stock - 148,385 shares at cost                                     (625)        (625)        (625)
        Total Stockholders' Equity                                           35,766       33,535       32,754
        Total Liabilities and Stockholders' Equity                         $295,611     $286,111     $282,153

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                          Three Months Ended        Nine Months Ended
for the three and nine months ended September 30, 1997 and 1996            Unaudited    Unaudited    Unaudited    Unaudited
In thousands, except per share data                                           1997         1996         1997          1996
Interest Income
   Interest and Fees on Loans                                                 3,404        3,005        9,857         8,498
   Interest on Securities:
      Taxable Interest                                                        1,489        1,709        4,477         5,353
      Nontaxable Interest                                                       153          135          422           425
         Total Interest on Securities                                         1,642        1,844        4,899         5,778
   Other Interest Income                                                        162          100          583           407

      Total Interest Income                                                   5,208        4,949       15,339        14,683

   Interest Expense on Deposits                                               1,940        1,809        5,677         5,380
      Net Interest Income                                                     3,268        3,140        9,662         9,303

Provision for Loan Losses                                                       300           75          525           165
   Net Interest Income After
      Provision for Loan Losses                                               2,968        3,065        9,137         9,138

Other Income
   Service Charges on Deposit Accounts                                          522          554        1,565         1,556
   Gain or (Loss) on Securities                                                   0            0          190           285
   Gain on Purchased Assets                                                     125          133          406           717
   Other Operating Income                                                       255          196          650           550
      Total Other Income                                                        902          883        2,811         3,108
      Income Before Other Expenses                                            3,870        3,948       11,948        12,246

Other Expenses
   Salaries and Employee Benefits                                             1,192        1,070        3,468         3,131
   Net Occupancy Expense                                                        326          313          931           855
   Net ORE Expense                                                              (32)          (5)         (59)          (17)
   Other Operating Expenses                                                     930          845        2,857         2,365
      Total Other Expenses                                                    2,416        2,223        7,197         6,334
       Income Before Income Taxes                                             1,454        1,725        4,751         5,912
Applicable Income Taxes                                                         460          536        1,594         1,887
      Net Income                                                               $994       $1,189       $3,157        $4,025

      Net Income Per Share                                                    $0.73        $0.88        $2.33         $2.98

      Cash Dividends Per Share                                                $0.30        $0.25        $0.90         $0.75

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 1997 and 1996                               Unaudited    Unaudited
In thousands                                                                            1997         1996
Common Stock
  Balance - Beginning and End of Period                                                   $7,500       $7,500

Surplus
  Balance - Beginning and End of Period                                                   $5,000       $5,000

Retained Earnings
  Balance - Beginning of Period                                                          $21,596      $17,966
  Net Income                                                                               3,157        4,025
  Cash Dividends                                                                          (1,217)      (1,014)
  Balance - End of Period                                                                $23,536      $20,977

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                                              $64         $371
  Net Change in Unrealized Gain (Loss)                                                       291         (469)
  Balance - End of Period                                                                   $355         ($98)

Treasury Stock
  Balance - Beginning and End of Period                                                    ($625)       ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 1997 and 1996                               Unaudited    Unaudited
In thousands                                                                            1997         1996
Cash Flows From Operating Activities
  Net Income                                                                              $3,157       $4,025
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                              (405)        (717)
      Provision for Depreciation                                                             562          512
      Provision for Loan Losses                                                              525          165
      Net Amortization (Accretion) on Securities                                             (89)         (68)
      Provision (Credit) for Deferred Income Taxes                                           232          (59)
      (Gain) Loss on Sale of Other Real Estate                                               (59)          (8)
      (Gain) Loss on Sale of Equipment                                                         0            0
      (Gain) Loss on Securities                                                             (189)        (284)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                                     (29)         (79)
      (Increase) Decrease in Other Assets                                                 (1,166)        (710)
      Increase (Decrease) in Accrued Interest Payable                                         (7)          15
      Increase (Decrease) in Other Liabilities                                               413         (418)
        Net Cash Provided by Operating Activities                                          2,945        2,374
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                                    44,159       53,674
  Purchases of Securities Available for Sale                                             (40,302)     (37,000)
  Proceeds from Sale of Securities Available for Sale                                        189          276
  Net (Increase) Decrease in Federal Funds Sold                                            2,350       (2,550)
  Net (Increase) Decrease in Loans                                                       (11,872)     (24,202)
  Proceeds from Sale of Other Real Estate                                                    130           11
  Proceeds from Sale of Premises, Equipment, and Other Assets                                  0            0
  Purchases of Premises and Equipment                                                     (1,509)      (1,197)
    Net Cash Used in Investing Activities                                                 (6,855)     (10,988)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW and Savings Accounts                    (7,586)      (2,098)
  Net Increase (Decrease) in Certificates of Deposits                                     14,509        9,700
  (Repayment) Proceeds of Other Borrowings                                                   (64)         782
  Dividends Paid                                                                          (1,215)      (1,014)
    Net Cash Provided (Used) By Financing Activities                                       5,644        7,370
Increase (Decrease) in Cash and Cash Equivalents                                           1,734       (1,244)
Cash and Cash Equivalents - Beginning of Year                                             13,946       15,232
Cash and Cash Equivalents - End of Period                                                $15,680      $13,988
Supplemental Disclosure of Cash Flow Information
      Income Tax Payments                                                                 $1,231       $1,961
      Interest Paid on Deposits                                                           $5,684       $5,365
   Noncash Investing Activities
      Other Real Estate Acquired in Settlement of Loans                                     $131          $54
      Change in Unrealized Gain (Loss) on Securities Available for Sale                     $441        ($711)
      Change in Deferred Tax Effect on
         Unrealized Gain (Loss) on Securities Available for Sale                            $150        ($242)
   Noncash Financing Activities
      Dividends Declared and Not Paid                                                       $406         $338

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                       September 30, 1997
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first nine months ended September 30, 1997 are no indication of the expected results for the annual period which ends December 31, 1997. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1996.

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

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
     Impaired loans are being accounted for in accordance with statement of Financial Accounting Standard (SFAS) No. 114, "Accounting for Creditors for Impairment of a Loan," as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." The statement generally requires impaired loans to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
     A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Interest on impaired loans is discontinued when, in management's opinion , the borrower may be unable to meet payments as they become due. Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received.

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

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                       September 30, 1997


Third Quarter in Review

     Net income for the current quarter of 1997 was $1.0 million compared to $1.2 million for the same quarter of 1996. The decrease in net income is a result of an increase in provision for loan losses and an increase in non-interest expenses. Earnings per common share were $.73 and $.88 for the third quarters of 1997 and 1996, respectively. Return on average assets on an annualized basis was 1.37% for the current quarter, and 1.64% in the same quarter of 1996. For the third quarters of 1997 and 1996, return on average equity on an annualized basis was 11.40% and 13.81%, respectively. Cash dividends were $.30 per share for the current quarter and $.25 per share for the same quarter of 1996.

     For the first nine months of 1997, net income was $3.2 million compared to $4.0 million for the same period of 1996. The reason for the decrease in net income for the first nine months of 1997 compared to 1996 is due to greater provisions for loan losses, decreases in non-interest income and increases in non-interest expenses. Earnings per common share were $2.33 and $2.98 for the first nine months of 1997 and 1996, respectively. Return on average assets on an annualized basis was 1.47% and 1.93% for the first nine months of 1997 and 1996, respectively. For the first nine months of 1997 and 1996, return on average equity on an annualized basis was 12.40% and 17.10%, respectively. Cash dividends were $.90 per share and $.75 per share for the first nine months of 1997 and 1996, respectively.

     Net interest income (FTE) for the current quarter was $3.3 million, $138 thousand greater than that of the third quarter of 1996. The net interest margin (FTE) was 4.95% for the current quarter and 4.98% for the same quarter of 1996. For the first nine months of 1997, net interest income (FTE) was $9.9 million compared to $9.5 million for the same period of 1996. The resulting net interest margin (FTE) for the first nine months of 1997 was 4.94% compared to 4.93% for the same period of 1996.

     During the third quarter of 1997, in comparison with the same quarter of 1996, average loans outstanding increased $20.1 million or 16% to $143.6 million. Average total deposits for the current quarter increased $13.3 million or 6% to $254.6 million when compared to the average total deposits for the same quarter of 1996. Average total assets for the current quarter increased $15.9 million or 6% to $291.6 million when respectively compared to the total average assets of the second quarter of 1996. For the first nine months of 1997, in comparison with the same period of 1996, average loans outstanding increased $24.8 million or 21% to $140.4 million. Average total deposits for the current nine month period increased $9.3 million or 4% to $253.4 million when compared to the average total deposits for the same period of 1996. Average total assets for the current six month period increased $12.1 million or 4% to $289.6 million when respectively compared to the total average assets of the same period of 1996.

     The Bank opened a full service office in Napoleonville, Assumption Parish, Louisiana on September 2, 1997. The opening of this office increases the Bank's full service offices to sixteen. This office currently operates from a temporary facility, however renovation of a permanent facility will begin within the next quarter. Management anticipates the completion of the permanent facility during the second quarter of 1998. The Assumption Parish trade area is very similar to the Bank's other rural trade areas. On September 18, 1997, the Bank purchased real estate in Hammond, Tangipahoa Parish, Louisiana. This real estate is intended for a future branch site in Hammond with plans to build a new office sometime in 1998. This will provide the Bank its second office in Hammond, one of the fastest growing areas of the State.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1997 was $3.3 million, 3% greater than that of the same quarter of 1996. A slight increase in the net interest spread during the current quarter, supported by a greater increase in the volume of loans than the increase in volume of interest bearing liabilities accounted for the increase in net interest income (FTE) of $138 thousand over the same quarter of 1996.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1997, average earning assets were $268.5 million, an increase of $12.7 million or 3% over the third quarter of 1996. The trend in earning assets over the quarters compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate.
     The trend over the quarters compared shows the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit from lower interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time improves the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1997, the average yield on earning assets was 7.82%, while the average cost of interest bearing liabilities was 3.72%, producing a net interest spread
(FTE) of 4.11%. The net interest margin (FTE) was 4.95% for the current quarter of 1997. In comparison, the net interest margin
(FTE) for the same quarter of 1996 was 4.98%. The cost of interest bearing liabilities during the third quarter of 1996 was 3.63%, while the yield on average earning assets was 7.79%, producing a net interest spread of 4.17%. The 9 basis point increase in the average cost of interest bearing liabilities from the third quarter of 1996 to the same quarter of 1997, was greater than the 3 basis point increase in the yield on interest earning assets for the respective quarters. Also, a larger volume of dollars were funded into loans which provided for the improvement in net interest income (FTE), while the spread between the two periods decreased slightly.

     For the first nine months of 1997, the average yield of earning assets was 7.79% while the cost of interest bearing liabilities were 3.68%, resulting in a net interest spread (FTE) of 4.10%. Net interest margin (FTE) was 4.94% for the first nine months of 1997 compared to 4.93% for the same period of 1996.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly and nine month periods ended September 30, 1997, December 31, 1996, and September 30, 1996, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $300 thousand and $75 thousand for the third quarters of 1997 and 1996, respectively. Net charge-offs (recoveries) were $1.3 million for the current quarter, versus $13 thousand for the same quarter of 1996. The net charge-off position for the current quarter related primarily to a non-domestic impaired credit which lacked the necessary collateral value to support liquidation. Gross charge-offs as a percentage of average loans were .9% in the current quarter and insignificant in the third quarter of 1996. Recoveries as a percentage of gross charge-offs for the current quarter were .8% versus 55.2% for the same quarter of 1996. Management has increased the provision for loan losses during the third quarter of 1997 due to a need to increase the unallocated portion of the Allowance for Loan Losses.

     For the first nine months of 1997, Provision for Loan Losses was $525 thousand compared to $165 thousand for the same period last year. Net charge-offs (recoveries) were $2,048 thousand for the first nine months of 1997, versus $110 thousand for the same period of 1996. The net charge-off position for the first nine months of 1997 also primarily related to the same non-domestic impaired credit which was mentioned in the previous paragraph.
As a percentage of average loans, net charge-offs (recoveries) were 1.3% in the first nine months of 1997 and .2% in the same period of 1996. Gross charge-offs as a percentage of average loans were 1.5% in the first nine months of 1997 and .4% in the same period of 1996. Recoveries as a percentage of gross charge-offs for the first nine months of 1997 were 7.3% versus 45.1% for the same period of 1996. As mentioned in the previous paragraph, management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the funding of Allowance for Loan Losses was created due to the non-domestic credit which utilized a portion of the unallocated Allowance for Loan Losses.

Earning Asset Structure                       Third                  Second                 Third
In thousands                                  Quarter 1997           Quarter 1997           Quarter 1996
                                                            % of                   % of                   % of
                                               Average     Earning    Average     Earning    Average     Earning
                                               Balances    Assets     Balances    Assets     Balances    Assets

Interest Bearing Deposits                        $2,124        0.8%     $2,524        0.9%     $1,103        0.5%
Federal Funds Sold                                9,857        3.7%     10,976        4.1%      6,186        2.4%
Securities
  Taxable                                       102,015       38.0%    103,367       38.6%    115,299       45.1%
  Non-Taxable                                    10,850        4.0%      9,374        3.4%      9,479        3.7%
Loans - Net                                     143,618       53.5%    141,225       52.8%    123,537       48.3%
    Total Earning Assets                       $268,464      100.0%   $267,466      100.0%   $255,604      100.0%
Deposit Structure                              Third                  Second                 Third
In thousands                                   Quarter 1997           Quarter 1997           Quarter 1996
                                               Average      % of      Average      % of      Average      % of
                                               Balances   Deposits    Balances   Deposits    Balances   Deposits

Noninterest Bearing Deposits                    $48,522       19.1%    $48,796       19.3%    $44,351       18.4%
NOW Accounts                                     25,546       10.0%     25,995       10.3%     24,031       10.0%
Savings Accounts                                 32,394       12.7%     32,617       12.9%     32,065       13.3%
Money Market Deposit Accounts                    48,893       19.2%     49,823       19.8%     52,313       21.7%
Certificates of Deposits less than $100,000      87,564       34.4%     84,923       33.5%     77,618       32.2%
   Total Core Deposits                          242,919       95.4%    242,153       95.6%    230,378       95.5%
Certificates of Deposits greater than $100,000   11,643        4.6%     11,114        4.4%     10,906        4.5%
   Total Deposits                              $254,562      100.0%   $253,266      100.0%   $241,284      100.0%

Interest Bearing Liabilities as a percentage
   of Earning Assets                               76.7%                  76.4%                  77.0%

Core Deposits as a percentage
   of Total Average Assets                         83.3%                  83.7%                  83.6%

Other Income

     Other income, including gains and losses from security transactions for the current quarter, was $902 thousand, an increase of $19 thousand or 2% compared to the same quarter of 1996. For the first nine months of 1997, other income, including gains and losses from security transactions for the current quarter, was $2.8 million, a decrease of $297 thousand or 10% from the same period of 1996. Exclusive of security transactions, other income for the first nine months of 1997 decreased $202 thousand or 7% from the same period of 1996.

     Gain on purchased assets was $125 thousand for the current quarter, a decrease of $8 thousand or 6% from the same quarter of 1996. These gains are recognition of the collection of principal on certain doubtful loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these doubtful loans. However, the amount of future gains, if any are indeterminable. For the first nine months of 1997, gain on purchased assets was $406 thousand, a decrease of $311 thousand or 43% from the same period of 1996.

     The Bank did not experience any gains from security transactions involving available - for - sale securities during the current quarter or third quarter of 1996. The Bank recovered $166 thousand as gains from security transactions during the second quarter of 1997 from Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds which were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets. For the first nine months of 1997, gains from security transactions involving available - for - sale securities were $190, compared to $285 thousand for the same period of 1996. The gains resulting from the first nine months of 1997 are also a result of the Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds.

Other Expenses

     Other expenses were $2.4 million for the third quarter of 1997, an increase of $193 thousand or 9% from the same quarter of 1996. Salaries and employee benefits were $1.2 million for the current quarter compared to $1.1 million for the same of quarter of 1996. Net occupancy expense was $326 thousand for the current quarter, compared to $313 thousand for the third quarter of 1996. Other operating expenses were $930 thousand for the current quarter, an increase of $85 thousand or 10% compared to the same quarter of 1996. The increase in other operating expenses is related to legal and professional expenses associated with the non-domestic credit. Management anticipates the level of legal and professional expenses to decrease once the related impaired credits liquidate. Further, management anticipates final liquidation of these credits during the fourth quarter of 1997. Effective October 21, 1997, management disposed of the collateral associated with the non domestic impaired credit which increased legal and professional expenses for the current quarter and first nine months of 1997.

     For the first nine months of 1997, other expenses were $7.2 million, an increase of $863 thousand or 14% from the same period of 1996. Salaries and employee benefits were $3.5 million for the nine month period compared to $3.1 million for the same period of 1996. Net occupancy expense was $931 thousand for the first nine months of 1997, compared to $855 thousand for the same period of 1996. Other operating expenses were $2.9 million for the first nine months of 1997, an increase of $494 thousand or 21% compared to the same period of 1996. The increase in other operating expenses is related to legal and professional expenses associated with the impaired credit along with increased expenses associated with technology enhancements.


Applicable Income Taxes

     Applicable income taxes for the current quarter were $460 thousand compared to $536 thousand for the third quarter of 1996. Effective tax rates are 32% and 31%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes. For the first nine months of 1997, applicable income taxes were $1.6 million compared to $1.9 million for the same period of 1996. Effective tax rates are 34% and 32%, respectively for the first nine months of 1997.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the core deposit base. During the quarter, average core deposits were approximately $242.9 million or 95% of total average deposits and 83% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at
September 30, 1997. The table indicates that the Company's interest bearing liabilities slightly exceed its earning assets out to the one year point in time, suggesting an increase in net interest income in a flat rate environment. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
September 30, 1997
In thousands
                                           0-90     91-365   1 Year -  Over 5     Non-
                                           Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                             $27,631   $16,531   $57,069   $7,337        -   $108,568
   Loans, Net of Unearned Income           26,953    38,033    60,096   18,881       434   144,397
   Federal Funds Sold                      10,975         -         -        -         -    10,975
   Other Assets                             3,501         -         -        -    28,170    31,671
     Total Assets                         $69,060   $54,564  $117,165  $26,218   $28,604  $295,611

Liabilities
   NOW and Super NOW Deposits              $1,099    $3,294   $14,101   $4,625         -   $23,119
   Insured Money Market Accounts              296    22,576    24,553       -          -    47,425
   Savings Deposits                         1,353     4,036    19,821    6,311         -    31,521
   Certificates of Deposit                 35,257    45,242    23,648    2,171         -   106,318
   Noninterest Bearing Deposits             2,608     7,998    28,808    9,830         -    49,244
   Other Liabilities                           21        68       427      180     1,522     2,218
   Stockholders' Equity                         -         -         -        -    35,766    35,766
   Total Liabilities and
       Stockholders' Equity               $40,634   $83,214  $111,358  $23,117   $37,288  $295,611

   Interest Rate Sensitivity Gap          $28,426  ($28,650)   $5,807   $3,101   ($8,684)        -
   Cumulative Interest Rate
     Sensitivity Gap                      $28,426     ($224)   $5,583   $8,684        $0

   GAP / Assets                               9.6%     -9.7%      2.0%     1.0%     -2.9%
      Cumulative GAP / Assets                 9.6%     -0.1%      1.9%     2.9%      0.0%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 1997 and 1996, were $9.7 million and $6.9 million, respectively. The Bank had letters of credit of $657 thousand issued at September 30, 1997 compared to $729 thousand at September 30, 1996. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts.
At September 30, 1997 the available portion of these credit lines was $569 thousand compared to $621 thousand at September 30, 1996. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. As of September 30, 1997, the aggregate credit available was $3.4 million, and $2.8 million at September 30, 1996. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Securities

     Included in the category of Securities of Other US Government Agencies at September 30, 1997 is $18.5 million par value of structured notes, with an amortized cost of $18.5 million and a fair value of $18.4 million, resulting in an unrealized loss in the amount of $104 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60 - 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the related securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $1.7 million at September 30, 1997 or 1% of loans outstanding. At September 30, 1996, the allowance for loan losses was $3.3 million or 3% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. The Bank is increasing the balance in Allowance for Loan Losses in order to accept any adverse loan relationships which have the potential to occur in the future.
     As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the Allowance for Loan Losses was created due primarily to a non-domestic impaired credit which utilized a portion of the unallocated Allowance for Loan Losses.
     Management feels a necessity to replenish the unallocated portion of the Allowance for Loan Losses which was utilized by this non-domestic credit. It is management's intention to fund Allowance for Loan Losses from Provision for Loan Losses in the amount of $150 thousand per month until the unallocated portion of Allowance for Loan Losses is back within an acceptable range based on modeling of the loan portfolio and the status of the allocated and unallocated portion of the Allowance for Loan Losses.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 1997 and 1996 were $259 thousand and $546 thousand, respectively. Impaired loans having recorded investments of $3.6 million at September 30, 1997 compared to $4.0 million at September 30, 1996 have been recognized in conformity with SFAS No. 114 as amended by SFAS No.
118. The total allowance for loan losses related to these loans is $725 thousand at September 30, 1997 compared to $1.6 million at September 30, 1996. Interest received on impaired loans amounted to $299 thousand at September 30, 1997 compared to $371 thousand at September 30, 1996. Non-accrual loans not included in impaired loans was immaterial at September 30, 1997 and 1996.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate was $128 thousand at September 30, 1997 and insignificant at the close of the third quarter of 1996. Repossessions are movable assets acquired through foreclosure or negotiated settlements of debt. Repossessions at September 30, 1997 were $425 thousand. The assets held as repossessions constitute the collateral associated with the non-domestic credit discussed earlier in the management's discussion and results of operation. Management disposed of this asset on October 21, 1997.

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

  Capital Adequacy Ratios
  In Thousands                                   September 30, December 31, September 30,
                                                     1997          1996         1996
  Tier 1 Capital:
     Stockholders' Equity                              $34,533      $32,549      $31,912
  Tier 2 Capital:
     Allowance for Loan Losses                           1,711        1,706        1,684
        Total Capital                                  $36,244      $34,255      $33,596

  Risk-Weighted Ratios:
     Tier 1 Capital                                       22.8%        24.1%        24.0%
     Total Capital                                        24.0%        25.3%        25.2%
  Leverage Ratio                                          11.9%        11.8%        11.7%
  Stockholders' Equity                                    11.7%        11.4%        11.3%
  Regulatory Risk-Based Capitalization Requirements
                                                               Significantly Critically
                          Well      Adequately       Under         Under        Under
                       Capitalized  Capitalized   Capitalized   Capitalized  Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital            6.0%         4.0%        < 4.0%       < 3.0%
     Total Capital            10.0%         8.0%        < 8.0%       < 6.0%
  Leverage Ratio               5.0%         4.0%        < 4.0%       < 3.0%      <= 2.0%     tangible
                                                                                             equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $5.1 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                   Third Quarter 1997        Second Quarter 1997      Third Quarter 1996
                                                 AVERAGE   INCOME/  YIELD/ AVERAGE  INCOME/  YIELD/ AVERAGE  INCOME/ YIELD/
                                                 BALANCE   EXPENSE  RATE   BALANCE  EXPENSE  RATE   BALANCE  EXPENSE RATE
Assets
   Interest Bearing Deposit Accounts               $2,124    $25.1  4.69%   $2,524    $36.6  5.82%   $1,103    $15.1  5.43%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              9,857    137.2  5.52%   10,976    150.8  5.51%    6,186     80.8  5.18%
   Securities:
     Taxable                                      102,015  1,489.0  5.79%  103,367  1,508.0  5.85%  115,299  1,713.6  5.90%
     Non-Taxable*                                  10,850    232.6  8.50%    9,374    205.0  8.77%    9,479    203.8  8.53%
   Loans - Net                                    143,618  3,403.7  9.40%  141,225  3,294.6  9.36%  123,537  3,005.0  9.65%
       Total Earning Assets                       268,464  5,287.6  7.82%  267,465  5,195.0  7.79%  255,604  5,018.3  7.79%
   Allowance for Loan Losses                       (2,209)                  (2,748)                  (3,291)
   Nonearning Assets                               25,358                   24,749                   23,423
       Total Assets                              $291,613                 $289,466                 $275,736

Liabilities and Stockholders' Equity
   NOW Accounts                                   $25,546    137.7  2.14%  $25,995    137.1  2.12%  $24,031    126.9  2.10%
   Savings Accounts                                32,394    206.8  2.53%   32,617    205.2  2.52%   32,065    205.1  2.54%
   Money Market Deposit Accounts                   48,893    345.3  2.80%   49,822    348.7  2.81%   52,313    356.8  2.71%
   Certificates of Deposits less than $100,000     87,564  1,109.9  5.03%   84,922  1,055.7  4.99%   77,618    986.3  5.04%
   Certificates of Deposits greater than $100,000  11,643    129.1  4.40%   11,113    123.4  4.45%   10,906    121.2  4.41%
      Total Interest Bearing Deposits             206,040  1,928.8  3.71%  204,470  1,870.1  3.67%  196,933  1,796.3  3.62%
   Other Borrowings                                   706     11.4  6.41%      727     11.8  6.51%      789     12.7  6.39%
      Total Interest Bearing Liabilities          206,746  1,940.2  3.71%  205,197  1,881.9  3.68%  197,722  1,809.0  3.62%
   Noninterest Bearing Deposits                    48,522                   48,796                   44,351
   Other Liabilities                                1,228                    1,044                    1,236
   Stockholders' Equity                            35,117                   34,430                   32,427
      Total Liabilities and Stockholders' Equity $291,613                 $289,466                 $275,736

Net Interest Income - Tax Equivalent Basis*                3,347.4                  3,313.1                  3,209.3
Tax Equivalent Adjustment                                    (79.1)                   (69.7)                   (69.3)
    Net Interest Income                                   $3,268.3                 $3,243.4                 $3,140.0

Net Interest Income - Spread*                                       4.11%                    4.11%                    4.17%

Net Interest Income as a % of Total Earning Assets*                 4.95%                    4.97%                    4.98%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
                                                      Nine Months Ended          Nine Months Ended
                                                      September 30 1997          September 30 1996
                                                       AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                                       BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts               $2,790    $110.0   5.27%   $1,531     $59.0   5.13%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             11,715     473.3   5.40%    8,752     343.7   5.23%
   Securities:
     Taxable                                      102,407   4,477.1   5.85%  121,386   5,357.3   5.88%
     Non-Taxable*                                   9,880     640.2   8.66%    9,825     643.9   8.73%
   Loans - Net                                    140,380   9,856.8   9.39%  115,575   8,498.0   9.79%
       Total Earning Assets                       267,172  15,557.4   7.79%  257,069  14,901.9   7.72%
   Allowance for Loan Losses                       (2,697)                    (3,261)
   Nonearning Assets                               25,148                     23,682
       Total Assets                              $289,623                   $277,490

Liabilities and Stockholders' Equity
   NOW Accounts                                   $26,145     414.4   2.12%  $25,063     400.2   2.13%
   Savings Accounts                                32,318     610.6   2.53%   32,334     614.5   2.53%
   Money Market Deposit Accounts                   50,481   1,056.2   2.80%   54,078   1,133.3   2.79%
   Certificates of Deposits less than $100,000     84,730   3,177.1   5.01%   76,659   2,866.5   4.98%
   Certificates of Deposits greater than $100,000  11,649     384.1   4.41%   10,423     337.7   4.32%
      Total Interest Bearing Deposits             205,323   5,642.4   3.68%  198,557   5,352.2   3.59%
   Other Borrowings                                   727      35.0   6.44%      790      27.8   4.69%
      Total Interest Bearing Liabilities          206,050   5,677.4   3.68%  199,347   5,380.0   3.60%
   Noninterest Bearing Deposits                    48,051                     45,478
   Other Liabilities                                1,086                      1,286
   Stockholders' Equity                            34,436                     31,379
      Total Liabilities and Stockholders' Equity $289,623                   $277,490

Net Interest Income - Tax Equivalent Basis*                 9,880.0                    9,521.9
Tax Equivalent Adjustment                                    (217.7)                    (218.9)
    Net Interest Income                                    $9,662.3                   $9,303.0

Net Interest Income - Spread*                                         4.11%                      4.13%

Net Interest Income as a % of Total Earning Assets*                   4.94%                      4.93%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                                        Nine Months Ended
                                                       Third Quarter 1997      Third Quarter 1997       September 30, 1997
                                                         vs                      vs                       vs
                                                        Second Quarter 1997     Third Quarter 1996      September 30, 1996
                                                       Change due to    Total  Change due to     Total  Change due to  Total
                                                        Volume   Rate   Change  Volume   Rate    Change Volume  Rate  Change

Interest Earning Assets
   Interest Bearing Deposit Accounts                     ($5.8)  ($5.7) ($11.5)  $14.0    ($4.0)  $10.0    $49     $2    $51
   Federal Funds Sold                                    (15.4)    1.8   (13.6)   47.9      8.5    56.4    116     13    130
   Securities:
      Taxable                                            (19.7)    0.7   (19.0) (197.4)   (27.2) (224.6)  (838)   (43)  (880)
      Non-Taxable*                                        32.3    (4.7)   27.6    29.5     (0.7)   28.8      4     (7)    (4)
   Loans                                                  55.8    53.3   109.1   488.5    (89.8)  398.7  1,824   (465) 1,359
      Total Interest Income                               47.2    45.3    92.6   382.4   (113.2)  269.3  1,155   (499)   655

Interest Bearing Liabilities:
   NOW Accounts                                           (2.4)    3.0     0.6     8.0      2.8    10.8     17     (3)    14
   Savings Accounts                                       (1.4)    3.0     1.6     2.1     (0.4)    1.7     (0)    (4)    (4)
   Money Market Deposit Accounts                          (6.5)    3.1    (3.4)  (23.3)    11.8   (11.5)   (75)    (2)   (77)
   Certificates of Deposits less than $100,000            32.8    21.4    54.2   126.4     (2.8)  123.6    302      9    311
   Certificates of Deposits greater than $100,000          5.9    (0.2)    5.7     8.2     (0.3)    7.9     40      7     46
   Other Borrowings                                       (0.3)   (0.1)   (0.4)   (1.3)     0.0    (1.3)    (2)     9      7
      Total Interest Expense                              28.1    30.2    58.3   120.0     11.2   131.2    281     17    297
   Increase (Decrease) in
      Interest Differential                              $19.1   $15.2   $34.3  $262.4  ($124.3) $138.1   $874  ($516)  $358

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

     None

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

     The financial statements as of December 31, 1996, were examined by Hannis T. Bourgeois, L. L. P. independent public accountant, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of September 30, 1997, have not been reviewed by Hannis T. Bourgeois, L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By:/s/ J. B. Falgoust, Chairman
J. B. Falgoust, Chairman

August 8, 1997
Date