Form 10-K
period 1997-12-31
ONE AMERICAN CORP
filed 1998-03-27
CIK 708817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1997

     One American Corp                                 0-12437
(Exact name of registrant                          (Comm. File No.)
as specified in its charter)

            Louisiana                              72-0948181
(State or other jurisdiction of                  (I.R.S. Employer
Incorporation of Organization)                  Identification No.)


2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana                                 70090-0550
(Address of principal executive offices)            (Zip Code)


Registrant's Telephone Number, including area code:(504)265-4061


Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $38,298,182.00 (1,035,086
Shares @ $37.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $5 Par Value, 1,351,090 shares outstanding as of March 12, 1998.

               Documents Incorporated by Reference

      Document                           Part of Form 10-K

     Definitive Proxy Statement for 1998         Part I and Part III
          Annual Meeting of Stockholders
     *For purposes of the computation, shares (316,004) owned by executive officers, directors and 5% shareholders have been excluded.

                             Part I

Item 1    Description of Business                             3
          Supplemental Financial Information:
          Average Balance Sheets and Interest Yield Analysis  7
          Interest Differential                               7
          Securities Portfolio                                8
          Loan Portfolio                                      8
          Non-Performing Loans                                8
          Summary of Loan Loss Experience                     8
          Deposits                                            8
          Return on Equity and Assets                         9

Item 2    Description of Properties                           9

Item 3    Legal Proceedings                                   9

Item 4    Submission of Matters to a Vote of Security Holders 9

                             Part II

Item 5    Market for the Registrant's Common Stock
               and Related Security Holder Matters           10

Item 6    Selected Financial Data                            11

Item 7    Management's Discussion and Analysis of
               Financial Condition and Results of Operation  13

Item 8    Financial Statements and Supplementary Data        27

Item 9    Disagreements on Accounting
               and Financial Disclosures                     49

                            Part III

Item 10   Directors and Executive Officers of the Registrant 49

Item 11   Executive Compensation                             49

Item 12   Security Ownership of Certain Beneficial Owners
               and Management                                49

Item 13   Certain Relationships and Related Transactions     49

                             Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 8-K                                        49
          Signatures                                         50

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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 12, 1998.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana, and sixteen (16) branch offices and one (1) loan production office. Four branches are located in St. James Parish in the cities of Vacherie (2), Gramercy, and Lutcher. One branch is located in Lafourche Parish in the city of Thibodaux. Five branches are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose (2). Two branches are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One branch is located in St. John Parish in the city of LaPlace. One branch is located in Tangipahoa, Parish in the city of Hammond One branch is located in Assumption Parish, in the city of Napoleonville. One loan production office is lcoated in St. Tammany Parish in the city of Mandeville. The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The Thibodaux branch was approved on July 7, 1988, by the Commissioner of Financial Institutions of the State of Louisiana, and on July 5, 1988, by the Federal Deposit Insurance Corporation. The five branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The two branches located in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991, and were approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994, and was approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The one branch located in Tangipahoa Parish was acquired from First American Bank of Tangipahoa on September 23, 1996 , and was approved on this date by the Commissioner of Financial Institutions of the State of Louisiana, and the Federal Deposit Insurance Corporation. The Napoleonville branch was approved on August 4, 1997, by the Commissioner of Financial Institutions of the State of Louisiana, and on July 24, 1997, by the Federal Deposit Insurance Corporation. The Mandeville loan production office was approved on October 2, 1997, by the Commissioner of Financial Institutions of the State of Louisiana.

     The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers, among services, travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers, with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. First American Bank and Trust is insured under the Federal Deposit Insurance Act; but, is not a member of the Federal Reserve System.
     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family and other consumer expenditures; and (3) commercial loans. As of December 31, 1997, these three categories accounted for approximately 80.0%, 9.4% and 10.6%, respectively, of the Bank's loan portfolio. (See Note E in the 1997 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. At December 31, 1997, State and Political Subdivisions, maintained time deposits and money market deposits account balances of $7.7 million, interest bearing demand deposits of $6.8 million, and non-interest bearing demand deposits of $2.4 million. Although no agreement or understanding exist between these customers and the Bank, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 1997, the Bank had 13,994 demand deposit accounts with a total balance of $51.7 million; 1,179 NOW and Super NOW accounts with a total balance of $24.6 million; 2,459 Insured Money Market Accounts with a balance of $51.4 million; 14,033 savings accounts with a total balance of $31.8 million; and 7,125 other time deposit accounts with a total balance of $104.2 million.

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

     Most of the Bank's business originates from within the parishes of St. James, St. Charles, Jefferson, Lafourche, St. John, Tangipahoa and Assumption Parish, Louisiana; however, some business is obtained from the parishes immediately surrounding these parishes. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of federal, state, or local environmental regulations.

     On February 26, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, was formed. First American Agency, L.L.C. was formed to provide insrurance needs for the Bank's market area. On March 5, 1998, First American Agency, L.L.C. acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana.

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

Competition

     The Company's general market area contains approximately 147 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, the east bank of the Mississippi river in Jefferson Parish, the south central portion of Tangipahoa Parish , Assumption Parish and St. Tammany Parish, all located in Louisiana. These parishes have experienced moderate population growth over the last several years.

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

Employees

     The Company has approximately 155 full time employees, and 12 part-time employees. Management considers its relationship with the employees to be good.

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

     Additional information regarding supervision and regulation can be found in the 1997 Form 10-K in the Section titled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and incorporated herein by reference.

Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 1997. The capital ratios are included in the 1997 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.


Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations the Bank could pay in dividends without regulatory approval approximately $5.2 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1997, 1996, and 1995

Interest Differential

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 1997 and 1996

Securities Portfolio

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 1997 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 1997, that exceeded, in aggregate by issuer, 10% of Stockholders'
Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 1997, 1996, 1995,
1994, and 1993

Non-Performing Loans

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 1997, 1996, 1995,
1994, and 1993

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 1997, 1996, 1995,
1994, and 1993

Deposits

     The following information called for by Item 1 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1997, 1996, and 1995

     Maturities of time deposits of $100,000 or more at December
31, 1997, are summarized below:
In thousands

3 Months or Less                                     $6,178
Over 3 through 6 Months                               2,173
Over 6 through 12 Months                              2,751
Over 12 Months                                        2,596
                                                    $13,698
Return on Equity and Assets

     The following information called for by Item 1 is included in the 1997 Form 10-K in the Section titled Item 6. "Selected
Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 1997, 1996, 1995, 1994, and 1993
     Average Stockholders' Equity
          December 31, 1997, 1996, 1995, 1994, and 1993
     Selected Ratios
          for the years ended December 31, 1997, 1996, 1995,
             1994, and 1993
     Per Share
          for the years ended December 31, 1997, 1996, 1995,
             1994, and 1993

Item 2.  Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust the Company owns the premises in which its main office, operation center, and thirteen of its branches are located and holds a lease for the one remaining branch. The Company also leases the office from which its Loan Production Office operates.

     The Company considers all properties to be suitable and adequate for their intended purposes and its lease to be fair and reasonable.

Item 3.  Legal Proceedings

     The following information called for by Item 3 is included in the 1997 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations"
Subsection titled "Allowance for Loan Losses" and is incorporated herein by reference.

     In addition, during the normal course of business, the Company is involved in various other legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

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

                                        1997    1996

First Quarter                           $31.00  $28.00
Second Quarter                          $32.00  $30.00
Third Quarter                           $32.00  $31.00
Fourth Quarter                          $32.00  $31.00

     There can be no assurance that these limited inquiries adequately reflect the actual high and low bids or prices for the stock of the Company.

     Information - Request for additional information or copies of Form 10-K filed with the Securities and Exchange Commission in Washington, DC should be directed to:

     J. B. Falgoust
     Chairman
     One American Corp.
     P. O. Box 550
     Vacherie, LA 70090-0550

     Transfer Agent and Registrar

     First American Bank and Trust
     P. O. Box 550
     Vacherie, LA 70090-0550

     General Counsel

     Martin, Himel, Peytavin & Nobile
     P. O. Box 278
     Lutcher, LA 70071-0278

     Independent Accountants

     Hannis T. Bourgeois, L. L. P.
     2322 Tremont Drive, Suite 200
     Baton Rouge, LA 70809

Item 6.  Selected Financial Data

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 1997, 1996, 1995, 1994, and 1993
($ in thousands, except per share data)
                                              1997     1996     1995     1994     1993
Assets
Cash and Due from Banks                        $13,115  $13,946  $15,232  $14,448  $17,078
Securities                                     127,027  125,219   39,967  135,639  153,378
Loans                                          146,975  132,776  104,320   92,593   75,652
Other Assets                                    15,277   14,170   12,109   13,162   11,602
   Total Assets                               $302,394 $286,111 $271,628 $255,842 $257,710
Liabilities and Stockholders' Equity
Deposits                                      $263,657 $250,704 $239,724 $230,862 $234,762
Other Liabilities                                2,482    1,872    1,692      990      749
Stockholders' Equity                            36,255   33,535   30,212   23,990   22,199
   Total Liabilities and Stockholders' Equity
       Stockholders' Equity                   $302,394 $286,111 $271,628 $255,842 $257,710
Average Total Assets                          $292,308 $278,223 $261,692 $255,747 $249,766
Average Stockholders' Equity                   $35,022  $32,287  $28,186  $24,330  $20,439

Selected Ratios:
   Loans to Assets                               48.60%   46.41%   38.41%   36.19%   29.36%
   Loans to Deposits                             55.74%   52.96%   43.52%   40.11%   32.22%
   Deposits to Assets                            87.19%   87.62%   88.25%   90.24%   91.10%
   Equity to Assets                              11.99%   11.72%   11.12%    9.38%    8.61%
   Return on Average Assets                       1.38%    1.82%    2.01%    1.67%    1.21%
   Return on Average Equity                      11.52%   15.64%   18.62%   17.53%   14.81%
   Dividend Payout                               41.85%   28.10%   16.74%   12.68%   13.40%
   Avg. Equity-to-Avg. Assets                    11.98%   11.60%   10.77%    9.51%    8.18%
Condensed Consolidated Statements of Income
for the years ended December 31, 1997, 1996, 1995, 1994, and 1993
                                               1997     1996     1995     1994     1993
Interest Income                                $20,757  $19,717  $18,205  $15,693  $15,031
Interest Expense                                 7,712    7,244    6,511    5,326    5,139
   Net Interest Income                          13,045   12,473   11,694   10,367    9,892

Provision for Loan Losses                        1,025       90        -      350      900
   Net Interest Income After
      Provision for Loan Losses                 12,020   12,383   11,694   10,017    8,992
Other Income                                     3,740    3,978    4,464    4,045    2,930
Other Expenses                                   9,673    9,030    8,501    7,990    7,694
   Income Before Income Taxes                    6,087    7,331    7,657    6,072    4,228
Applicable Income Tax Expense                    2,050    2,281    2,410    1,808    1,201
Net Income                                      $4,037   $5,050   $5,247   $4,264   $3,027
Per Share:
   Net Income                                    $2.99    $3.74    $3.88    $3.15    $2.24
   Cash Dividends                                $1.25    $1.05    $0.65    $0.40    $0.30
   Book Value - End of Year                     $26.82   $24.81   $22.35   $17.75   $16.42

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 1997 and 1996

1997                                    FOURTH  THIRD   SECOND  FIRST
($ in thousands, except per share data) QUARTER QUARTER QUARTER QUARTER

Interest Income                         $5,418  $5,208  $5,124  $5,007
Interest Expense                         2,035   1,940   1,882   1,855
   Net Interest Income                   3,383   3,268   3,242   3,152

Provision for Loan Losses                  500     300     150      75

Net Interest Income after Provision
    for Loan Losses                      2,883   2,968   3,092   3,077
Other Income                               929     902   1,063     846
Other Expenses                           2,476   2,416   2,387   2,394

   Income before Income Taxes            1,336   1,454   1,768   1,529

Applicable Income Taxes                    456     460     577     557

   Net Income                             $880    $994  $1,191    $972

Per Share:
   Net Income                            $0.65   $0.74   $0.88   $0.72
   Dividends                             $0.35   $0.30   $0.30   $0.30

1996                                    FOURTH  THIRD   SECOND  FIRST
($ in thousands, except per share data) QUARTER QUARTER QUARTER QUARTER

Interest Income                         $5,034  $4,949  $4,916  $4,818
Interest Expense                         1,864   1,809   1,791   1,780
   Net Interest Income                   3,170   3,140   3,125   3,038

Provision for Loan Losses                  (75)     75      60      30

Net Interest Income after Provision
    for Loan Losses                      3,245    3,065  3,065   3,008
Other Income                               871      883  1,211   1,014
Other Expenses                           2,697    2,223  2,066   2,045

   Income before Income Taxes            1,419    1,725  2,210   1,977

Applicable Income Taxes                    394      536    693     658

   Net Income                           $1,025   $1,189 $1,517  $1,319

Per Share:
   Net Income                            $0.76    $0.88  $1.12   $0.98
   Dividends                             $0.30    $0.25  $0.25   $0.25

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
One American Corp. and Subsidiaries
Management's Discussion and
Analysis of Financial Condition and Results of Operations

The Businesses of One American Corp.

     One American Corp. is comprised of two subsidiaries, First
American Bank and Trust (the Bank) and One American Agency.

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

Overview of 1997

     Net income for the year 1997 was $4.0 million compared to $5.1 million for the year 1996. For the year ended 1997, earnings per share were $2.99 compared to $3.74 in 1996. Return on average assets was 1.38% and 1.82% for the years ended 1997 and 1996, respectively. For the years ended 1997 and 1996, return on average stockholders' equity was 11.52% and 15.64%, respectively. The reduction in net income, which resulted in a reduction in earnings per share, return on average assets, and return on average stockholders' equity from 1996 to 1997 was primarily due to an increase in other expenses and a decision by management to increase the provision for loan losses.
     Net interest income for 1997 was $13.0 million, 5% greater than $12.5 million from the year 1996, due to a greater volume of loans. The net interest margin on a fully tax equivalent basis
(FTE) was 4.96% for the current year and 4.95% for the same period of 1996.
     During the year 1997, in comparison with the same period of 1996, average loans outstanding increased $22.4 million or 19% due to management's effort to increase the percentage of earning assets represented by loans and increased loan demand. Average total deposits for the year 1997 increased $11.3 million or 5% when compared to the average total deposits for the same period of 1996. Average total assets for the current year increased $14.1 million or 5% when compared to the total average assets of the year 1996. Average stockholders' equity for 1997 was $35.0 million, an increase of 8% over the average stockholders' equity for 1996.
     The Bank opened a full service office in Napoleonville, Assumption Parish, Louisiana on September 2, 1997. The opening of this office increases the Bank's full service offices to sixteen. This office currently operates from a temporary facility, however renovation of a permanent facility will begin within the first quarter of 1998. Management anticipates the completion of the permanent facility during the second quarter of 1998. The Assumption Parish trade area is very similar to the Bank's other rural trade areas. On September 18, 1997, the Bank purchased real estate in Hammond, Tangipahoa Parish, Louisiana. This real estate is intended for a future branch site in Hammond with plans to build a new office at a later date. This will provide the Bank its second office in Hammond, one of the fastest growing areas of the State.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for 1997, 1996, and 1995. Certain earning assets are exempt from income taxes, therefore, a tax equivalent adjustment is included so that tax exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income on a fully tax equivalent basis (FTE) increased $581 thousand or 5%. Net interest income (FTE) for 1997 was $13.3 million compared to $12.8 million for the prior year. Net interest income (FTE) for 1995 was $12.0 million.

          Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $12.0 million or 5% to $269.1 million during 1997. Average earning assets were $257.1 million in 1996 and $241.4 million in 1995. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page
17. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure.
Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of an improving economic climate.
     The trend over the years compared shows the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit from lower interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time improving the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the year ended 1997, the average yield on earning assets was 7.82%, while the average cost of interest bearing funds was 3.72%, producing a net interest spread (FTE) of 4.10%. The net interest margin (FTE) was 4.96% for the year ended 1997. In comparison, the net interest margin (FTE) for the year ended 1996 was 4.95%. The slight increase in net interest margin resulted from earning assets growing at a faster rate than interest bearing deposits, further supported by a greater volume of non-interest bearing deposits.
     The table of Average Balance Sheets and Interest Rate Analysis for the periods ended December 31, 1997, 1996, and 1995 on pages 26, and the corresponding table of Interest Differentials on page 27 detail the effect a change in average balances outstanding and the change in interest yield and costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 17 show a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $1.025 million for 1997, an increase of $935 thousand from the provision for loan losses of $90 thousand for 1996. The provision for loan losses in 1995 was
$0.   Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the funding of Allowance for Loan Losses was created due to a non-domestic credit which utilized a portion of the unallocated Allowance for Loan Losses during 1997. More specifics can be found in the sections entitled Allowance for Loan Losses and Non-performing Assets.

Other Income

     Other income was $3.7 million for 1997 and $4.0 million for 1996. Exclusive of security transactions other income decreased $143 thousand. Service charges on deposit accounts were $2.1 million for 1997 and 1996. Gain on purchased assets decreased $205 thousand to $607 thousand for 1997 when compared to the prior year. These gains are recognition of collection of principal on certain loans acquired in past Bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.

     Other operating income for 1997 was $851 thousand compared to $746 thousand in 1996. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank.
     Net gains on investment securities decreased by $95 thousand for 1997, compared to a net gain on investment securities of $285 thousand for 1996. The Bank netted $190 thousand as gains from security transactions during the year 1997. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992. More specifics can be found on the gains recognized from the Guaranteed Investment Contracts in the discussion section entitled Non-performing Assets.

Other Expenses

     Other expenses totaled $9.7 million in 1997, a 7% increase over the 1996 total of $9.0 million. Salaries and employee benefits increased $314 thousand or 7%, to $4.7 million for 1997 compared to 1996. The increase in salaries is due to an increase in personnel from two full service offices which were not reflected in salaries and employee benefits during 1996. Net occupancy expense was $1.2 million for 1997 and 1996. Other operating expenses totaled $3.9 million for 1997 compared to $3.4 million for 1996, an increase of $444 thousand or 13%. Other operating expenses primarily increased due to legal and professional expenses which were a one time association with a non-domestic impaired credit. Also, property taxes increased substantially due in part to a re-assessment of property values and new physical locations. For a further analysis of other operating expenses see Note K.
     Net other real estate and repossession expense produced a benefit of $180 thousand for 1997 which was an increase of $167 thousand from the $13 thousand benefit in 1996. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. Expenses from other real estate and repossessed assets totaled $142 thousand, which were offset by the income generated from the operations of other real estate of $17 thousand, and net gains on the sale of other real estate and repossessed assets of $305 thousand.
     For 1996, net other real estate and repossession expense produced a benefit of $13 thousand. Expenses from other real estate totaled $5 thousand, which were offset by income from the operations of other real estate of $9 thousand, and net gains on the sale of other real estate and repossessed assets of $9 thousand. Management continues to convert these non-performing assets to investable funds at a value which management feels is beneficial to the earnings of the Bank. Also, management recognizes that the contribution of the non-recurring income offset by net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for 1997, 1996, and 1995 were $2.1 million, $2.3 million, and $2.4 million, respectively, producing an effective tax rate of 34%, 31%, and 31%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-
Average Earning Asset Structure
In thousands                                           1997                      1996                      1995
                                                             % of                      % of                      % of
                                               Average      Earning      Average      Earning      Average      Earning
                                               Balances      Assets      Balances      Assets      Balances      Assets
Interest Bearing Deposits                        $2,753         1.0%       $1,670         0.6%         $387         0.1%
Federal Funds Sold                               11,872         4.4%        9,149         3.6%        9,588         4.0%
Securities
  Taxable                                       102,144        38.0%      116,771        45.4%      119,173        49.4%
  Non-Taxable                                    10,134         3.8%        9,727         3.8%       10,902         4.5%
Loans - Net                                     142,240        52.8%      119,802        46.6%      101,318        42.0%
    Total Average Earning Assets               $269,143       100.0%     $257,119       100.0%     $241,368       100.0%
Average Deposit Structure
In thousands                                           1997                 1996                      1995
                                               Average        % of       Average        % of       Average        % of
                                               Balances     Deposits     Balances     Deposits     Balances     Deposits
Noninterest Bearing Deposits                    $48,896        19.1%      $45,417        18.6%       43,622        18.8%
NOW Accounts                                     25,572        10.0%       24,802        10.2%       22,469         9.7%
Savings Accounts                                 32,082        12.6%       32,225        13.2%       32,189        13.8%
Money Market Deposit Accounts                    49,738        19.5%       53,485        21.9%       56,457        24.3%
Certificates of Deposits less than $100,000      87,017        34.1%       77,416        31.7%       69,497        29.8%
   Total Average Core Deposits                  243,305        95.3%      233,345        95.6%      224,234        96.4%
Certificates of Deposits greater than $100,000   11,999         4.7%       10,638         4.4%        8,269         3.6%
   Total Average Deposits                      $255,304       100.0%     $243,983       100.0%     $232,503       100.0%

Average Interest Bearing Liabilities
   as a percentage of Earning Assets                           76.7%                     77.2%                     78.3%

Average Core Deposits
   as a percentage of Total Average Assets                     83.2%                     83.9%                     85.7%

Liquidity

     Liquidity management is the process of ensuring that the Bank's asset and liability structure is the proper mix to meet the withdrawals of its depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. At December 31, 1997, average core deposits were approximately $243.3 million or 95% of total average deposits and 83% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Risk

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, given changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. GAP analysis, is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturities and repricing period inconsistencies. Management also measures interest rate risk exposure by process of dynamic income simulation. The latter process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
     For gap analysis, a decay rate methodology is used to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non-rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non-rate sensitive funds. These decay rates spread the non-rate sensitive balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions given data collection over the last 10 or so years on MMDA, Savings Accounts, Now Accounts, and Non-interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     Table 2, Interest Rate Sensitivity Table, on page 19 presents the Bank's interest rate sensitivity position at December 31, 1997. Table 2 indicates that the Company's earning assets slightly exceed its interest bearing liabilities out to the one year point in time suggesting the Bank is positively rate sensitive. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Total commitments were $11.7 million and $14.4 million at December 31, 1997 and 1996, respectively. Available loan commitments at December 31, 1997, were $7.6 million and $10.0 million at December 31, 1996. The Bank had letters of credit of $562 thousand issued at December 31, 1997. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 1997 the available portion of these credit lines was $329 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above.
     The Bank had credit cards with aggregate credit available of $3.2 million and $2.9 million at December 31, 1997 and 1996. Applicants are reviewed through normal lending policies and credit reviews.
     Additionally the Bank has privity to agreements to fund and sell long term mortgages to third party mortgage companies. The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Table 2-

Interest Rate Sensitivity Table
December 31, 1997
In thousands
                                   0-90     91-365   1 Year -  Over 5     Non-
                                   Days     Days     5 Years   Years    Sensitive  Total
Assets
   Securities                      $25,029   $23,664   $56,136  $10,048         -  $114,877
   Loans, Net of Unearned Income    17,265    44,219    64,795   20,411       285   146,975
   Federal Funds Sold               12,150         -         -        -         -    12,150
   Other Assets                      2,896         -         -        -    25,496    28,392
     Total Assets                  $57,340   $67,883  $120,931  $30,459   $25,781  $302,394

Liabilities
   NOW and Super NOW Deposits         $957    $2,886   $15,826   $4,916         -   $24,585
   Insured Money Market Accounts       241    26,464    26,053        -         -    52,758
   Savings Deposits                  1,052     3,163    20,918    6,284         -    31,417
   Certificates of Deposits         29,489    48,535    22,729    2,129         -   102,882
   Noninterest Bearing Deposits      3,295     9,971    28,367   10,382         -    52,015
   Other Liabilities                    36       116       713      301     1,316     2,482
   Stockholders' Equity                  -         -         -        -    36,255    36,255
   Total Liabilities and
       Stockholders' Equity        $35,070   $91,135  $114,606  $24,012   $37,571  $302,394

   Interest Rate Sensitivity Gap   $22,270  ($23,252)   $6,325   $6,447  ($11,790)        -

   Cumulative Interest Rate
     Sensitivity Gap               $22,270     ($982)   $5,343  $11,790          -

   GAP / Assets                        7.4%     -7.7%      2.1%     2.1%     -3.9%
      Cumulative GAP / Assets          7.4%     -0.3%      1.8%     3.9%      0.0%

Loans

     An analysis of the loan portfolio at December 31, 1997, 1996, 1995, 1994, and 1993, is as follows:

($ in thousands)                      1997     1996       1995      1994     1993
Commercial, Financial and Agricultural $15,811   $10,444   $10,786   $8,567   $5,812
Real Estate
   Construction                          3,987     3,184     1,662    1,241      499
   Mortgage                            113,117   105,800    81,082   74,403   61,690
Individuals                             13,892    13,559    11,457   10,569    9,927
Foreign                                      -     1,361     1,846        -        -
All Other Loans                          2,395     1,576       793      901      479
   Total Loans                         149,202   135,924   107,626   95,681   78,407
Unearned Income                            (37)      (65)      (33)     (11)     (38)
Allowance for Loan Losses               (2,190)   (3,083)   (3,273)  (3,077)  (2,717)
   Total Loans, Net                   $146,975  $132,776  $104,320  $92,593  $75,652

     The following is the detail of maturities and sensitivity of loans to changes in interest rates at December 31, 1997:

($ in thousands)                                   Amount
Fixed Rate Loans
   Maturity
      1 Year or Less                                $56,994
      Over 1 through 5 Years                         56,264
      Over 5 Years                                   18,808
         Total Fixed Rate Loans                     132,066

Variable Rate Loans
   Repricing Frequency
      1 Year or Less                                 16,851
      Over 1 through 5 Years                              -
      Over 5 Years                                        -
         Total Variable Rate Loans                   16,851

Nonaccrual Loans (Various)                              285

         Total Loans                               $149,202

Note: The information necessary for a breakdown of maturity of the various types of loans is not readily available.

Securities

     Included in the category of Securities of Other US Government Agencies at December 31, 1997 is $17.5 million par value of structured notes, with an amortized cost of $17.5 million and a fair value of $17.4 million, resulting in an unrealized loss in the amount of $70 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices which create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60 - 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the securities mature during the first and second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity. Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earnings trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $2.2 million at year end 1997 or 1.47% of net loans outstanding. At year end 1996, the allowance for loan losses was $3.1 million or 2.27% of net loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio.
     To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Management reviews Allowance for Loan Losses on a monthly basis to ensure that it contains an adequate amount of reserves to absorb potential loan losses.
     The Bank has established the balances in Allowance for Loan Losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
     Net charge offs (recoveries) were $1.9 million for 1997, compared to $280 thousand for 1996. As a percentage of average loans, net charge offs (recoveries) were 1.35% in 1997 and .23% in 1996. Gross charge offs were 1.48% in 1997 and .43% in 1996. Recoveries as a percentage of gross charge offs were 8.62% in 1997 and 45.10% in 1996. The net charge off position of $1.9 million was caused primarily by a non-domestic credit which resulted in a charge off of $1.5 million. This individual credit significantly influenced the change in ratios between the two reporting periods.

Table 3, Activity in Allowance for Loan Losses, below presents an analysis of activity in the allowance for loan losses for the past five years.
Table 3-

($ in thousands)                                 Year Ended December 31,
Activity in Allowance for Loan Losses       1997   1996   1995   1994   1993

   Beginning Balance                        $3,083 $3,273 $3,077 $2,717 $2,036

Loans Charged Off:
   Real Estate                                 312     78    295     54    451
   Commercial, Financial, and Agricultural   1,631    392    103     47     61
   Individual and Others                       156     40     40     10     62
Total Charged Off                            2,099    510    438    111    574

Loan Recoveries:
   Real Estate                                  22     24     98     40     39
   Commercial, Financial, and Agricultural     130    185    523     58    234
   Individual and Others                        29     21     13     23     82
Total Recoveries                               181    230    634    121    355
   Net Loans Charged Off                     1,918    280   (196)   (10)   219
   Provision charged to
      Expense                                1,025     90      -    350    900
Ending Balance                              $2,190 $3,083 $3,273 $3,077 $2,717

                                               Year Ended December 31,
($ in thousands)         1997           1996           1995          1994         1993
Ending Balance
   Loans-Net             $149,165        $135,859       $107,593      $95,670      $78,369
   Daily Average Loans    142,240        $119,802       $101,318      $86,625      $73,580
Ratio of Net Charge-Offs
   to Total Loans            1.29%           0.21%         -0.18%       -0.01%        0.28%
Ratio of Net Charge-Offs
   to Average Loans          1.35%           0.23%         -0.19%       -0.01%        0.30%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 1997, 1996, 1995, 1994, and 1993:


($ in thousands)                       1997   1996   1995   1994   1993

Real Estate                              $636 $1,231 $2,052 $2,433 $2,155
Commercial, Financial, and Agricultural    95    667    415    276    201
Individual and Others                     117     79     23    368    361
Unallocated                             1,342  1,106    783      -      -
   Total Allowance                     $2,190 $3,083 $3,273 $3,077 $2,717

Non-performing Assets

     Non-performing assets include nonaccrual and impaired loans and other real estate. Loans are considered nonaccrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at December 31, 1997 and 1996 were $285 thousand and $174 thousand, respectively. Loans past due 90 days and still accruing at December 31, 1997 and 1996 were $365 thousand and $395 thousand, respectively. At December 31, 1997, nonaccrual loans were .19% of gross loans outstanding and 13.01% of the allowance for loan losses. At December 31, 1996, these ratios were .13% and 5.64%, respectively.
     The following table presents information on the amount of non-performing loans at December 31, 1997, 1996, 1995, 1994 and 1993:

($ in thousands)          1997   1996   1995   1994  1993

Non-accrual                 $285   $174   $527  $432  $240
Past due 90 days or more     364    395    441   313   331
Restructured and Impaired  2,965  3,826  3,073   156   273
                          $3,614 $4,395 $4,041  $901  $844

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans which are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not feel that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.
     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate increased $10 thousand during 1997. At December 31, 1997 and 1996, other real estate was $78 and $68 thousand, respectively.
     The Bank also has approximately $153 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds with a book value of $1, on nonaccrual status. Under a directive from state regulatory agencies the original $2.35 million in par value of the Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992. Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand. While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds. Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed regulatory write downs. A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under California statutes in the liquidation of Executive Life Insurance Company. Under Priority 5 the Guaranteed Investment Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies. Under Priority 6, the GICs would have the status of a general unsecured creditor. On November 15, 1992, the Superior Court in California ruled the GICs were a Priority 5. As a result of pending litigation, continued settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.21 million as partial payments of the $2.35 million in original par value. Of the $2.21 million, $1.74 million was recognized as gains on securities available for sale since the original write down. The remaining $470 thousand was applied against the book value. Of the $1.74 million in gains recognized since the write down, $190 thousand was recognized in 1997 and $277 thousand was recognized in the year 1996. The Bank continues to pursue the collection of principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.

Regulatory Matters

     The Bank is subject to various capital requirements administered by the federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Various regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off - balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the section entitled Capital Adequacy below.
     Management is unaware, based on recent regulatory examinations or otherwise, of any known trends, events or uncertainties which are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management.
Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in Table 4, Capital Adequacy Ratios, the Company's ratios for the reporting periods exceed regulatory minimums.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations the Bank could pay dividends of approximately $5.2 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-
Capital Adequacy Ratios
  In Thousands                          December 31,  December 31,
                                                1997          1996
  Tier 1 Capital:
     Stockholders' Equity                    $34,954       $32,549
  Tier 2 Capital:
     Allowance for Loan Losses                 1,833         1,706
        Total Capital                        $36,787       $34,255

  Risk-Weighted Ratios:
     Tier 1 Capital                             23.9%         24.1%
     Total Capital                              25.1%         25.3%
  Leverage Ratio                                11.7%         11.8%
  Stockholders' Equity                          11.6%         11.4%

  Regulatory Risk-Based Capitalization Requirements

                                                       Significantly Critically
                   Well        Adequately  Under       Under         Under
                   Capitalized Capitalized Capitalized Capitalized   Capitalized
  Risk-Weighted
  Ratios:
     Tier 1 Capital   6.0%        4.0%       < 4.0%      < 3.0%
     Total Capital   10.00%       8.0%       < 8.0%      < 6.0%
  Leverage Ratio      5.0%        4.0%       < 4.0%      < 3.0%        <= 2.0% tangible
                                                                               equity

Capital Expenditures

     The Bank made capital improvements to several offices during 1997. The Bank opened a full service office in Napoleonville, Assumption Parish, Louisiana on September 2, 1997. The opening of this office increases the Bank's full service offices to sixteen. This office currently operates from a temporary facility, however renovation of a permanent facility will begin within the first quarter of 1998. Management anticipates the completion of the permanent facility during the third quarter of 1998. The Assumption Parish trade area is very similar to the Bank's other rural trade areas. On September 18, 1997, the Bank purchased real estate in Hammond, Tangipahoa Parish, Louisiana. This real estate is intended for a future branch site in Hammond. This will provide the Bank its second office in Hammond, one of the fastest growing areas of the State.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. To date the committee has written a policy which addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The committee feels that the Bank is currently in the assessment phase. While only in the assessment phase, management does not feel that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The costs expensed related to the Year 2000 issue during 1997 were immaterial.

Table 5 -
AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                            1997                      1996                       1995
                                                  AVERAGE   INCOME/  YIELD/  AVERAGE  INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                                  BALANCE   EXPENSE   RATE   BALANCE  EXPENSE   RATE   BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts               $2,753      $155   5.63%   $1,670      $80   4.77%     $387      $23   5.94%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             11,872       641   5.40%    9,149      494   5.38%    9,588      559   5.83%

   Securities:
     Taxable                                      102,144     5,948   5.82%  116,771    6,891   5.89%  119,173    7,040   5.91%
     Non-Taxable*                                  10,134       873   8.62%    9,727      847   8.69%   10,902      963   8.83%
   Loans - Net                                    142,240    13,437   9.45%  119,802   11,693   9.73%  101,318    9,948   9.82%
       Total Earning Assets                       269,143   $21,054   7.82%  257,119  $20,005   7.76%  241,368  $18,533   7.68%
   Allowance for Loan Losses                       (2,505)                    (3,276)                   (3,046)
   Nonearning Assets                               25,670                     24,380                    23,370
       Total Assets                              $292,308                   $278,223                  $261,692

Liabilities and Stockholders' Equity
   NOW Accounts                                   $25,572      $541   2.12%  $24,802     $529   2.13%  $22,469     $491   2.19%
   Savings Accounts                                32,082       811   2.53%   32,225      820   2.54%   32,189      812   2.52%
   Money Market Deposit Accounts                   49,738     1,401   2.82%   53,485    1,500   2.80%   56,457    1,604   2.84%
   Certificates of Deposits less than $100,000     87,017     4,368   5.02%   77,416    3,827   4.93%   69,497    3,217   4.63%
   Certificates of Deposits greater than $100,000  11,999       542   4.52%   10,638      528   4.95%    8,269      387   4.68%
      Total Interest Bearing Deposits             206,408     7,663   3.71%  198,566    7,204   3.62%  188,881    6,511   3.45%
   Other Borowings                                    811        49   6.07%      675       40   5.91%       24        -      -
      Total Interest Bearing Liabilities          207,219     7,712   3.72%  199,241    7,244   3.63%  188,905    6,511   3.45%
   Noninterest Bearing Deposits                    48,896                     45,417                    43,622
   Other Liabilities                                1,171                      1,278                       979
   Stockholders' Equity                            35,022                     32,287                    28,186
      Total Liabilities and Stockholders' Equity $292,308                   $278,223                  $261,692

Net Interest Income - Tax Equivalent Basis*                  13,342                     12,761                    12,022
Tax Equivalent Adjustment                                      (297)                      (288)                     (328)
    Net Interest Income                                     $13,045                    $12,473                   $11,694

Net Interest Income - Spread*                                         4.10%                     4.13%                     4.23%

Net Interest Income as a % of Total Earning Assets*                   4.96%                     4.95%                     4.98%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -
INTEREST DIFFERENTIALS
In thousands



                                                          1997/1996             1996/1995
                                                   Change due to   Total Change due to   Total
                                                   Volume  Rate  Change  Volume  Rate   Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                 $52    $23    $75     $76   ($19)    $57
   Federal Funds Sold                                147      -    147     (25)   (40)    (65)
   Securities:
      Taxable                                       (863)   (80)  (943)   (142)    (7)   (149)
      Non-Taxable*                                    35     (9)    26    (104)   (12)   (116)
   Loans                                           2,190   (446) 1,744   1,815    (70)  1,745
      Total Interest Income                        1,561   (512) 1,049   1,620   (148)  1,472

Interest Bearing Liabilities:
   NOW Accounts                                       17     (5)    12      51    (13)     38
   Savings Accounts                                   (4)    (5)    (9)      1      7       8
   Money Market Deposit Accounts                    (106)     7    (99)    (85)   (19)   (104)
   Certificates of Deposits less than $100,000       475     66    541     367    243     610
   Certificates of Deposits greater than $100,000     68    (54)    14     111     30     141
   Other Borrowings                                    8      1      9       -     40      40
      Total Interest Expense                         458     10    468     445    288     733
   Increase (Decrease) in
      Interest Differential                       $1,103  ($522)  $581  $1,175  ($436)   $739

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

     The financial statements as of December 31, 1997 and 1996, were audited by Hannis T. Bourgeois, L. L. P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 16, 1998

To the Shareholders
   and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Respectfully submitted,
/s/ Hannis T Bourgeois, L.L.P.
Hannis T. Bourgeois, L. L. P.
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 1997 and 1996
In thousands                                                    1997     1996     1995
Assets
   Cash and Due From Banks                                       $10,219  $11,176  $14,365
   Interest Bearing Deposits in Other Banks                        2,896    2,770      867
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                            12,150   13,325    7,375
   Securities
      Available for Sale (Amortized Cost of $114,212
         and $111,797, respectively)                             114,877  111,894  132,592
         Total Securities                                        114,877  111,894  132,592
   Loans                                                         149,165  135,859  107,593
      Less:  Allowance for Loan Losses                            (2,190)  (3,083)  (3,273)
   Loans, Net                                                    146,975  132,776  104,320

   Bank Premises and Equipment                                    10,837    9,645    8,461
   Other Real Estate                                                  78       68        -
   Accrued Interest Receivable                                     2,176    2,031    2,112
   Other Assets                                                    2,186    2,426    1,536
        Total Assets                                            $302,394 $286,111 $271,628

Liabilities
   Deposits:
     Noninterest Bearing                                          52,015   45,907   44,921
     Interest Bearing                                            211,642  204,797  194,803
         Total Deposits                                          263,657  250,704  239,724

   Accrued Interest Payable                                          777      693      603
   Other Liabilities                                               1,705    1,179    1,089
        Total Liabilities                                        266,139  252,576  241,416

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                      7,500    7,500    7,500
   Surplus                                                         5,000    5,000    5,000
   Retained Earnings                                              23,943   21,596   17,966
   Unrealized Gain (Loss) on Securities Available for Sale, Net      439       64      371
   Treasury Stock - 148,450 and 148,385 shares at cost              (627)    (625)    (625)
        Total Stockholders' Equity                                36,255   33,535   30,212
        Total Liabilities and Stockholders' Equity              $302,394 $286,111 $271,628

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 1997, 1996, and 1995
In thousands, except per share data                              1997     1996     1995
Interest Income
   Interest and Fees on Loans                                    $13,437  $11,701   $9,948
   Interest on Securities:
      Taxable Interest                                             5,948    6,884    7,040
      Nontaxable Interest                                            576      559      636
         Total Interest on Securities                              6,524    7,443    7,676
   Other Interest Income                                             796      573      581

      Total Interest Income                                       20,757   19,717   18,205

   Interest Expense on Deposits                                    7,712    7,244    6,511
      Net Interest Income                                         13,045   12,473   11,694

Provision for Loan Losses                                          1,025       90        -
   Net Interest Income After
      Provision for Loan Losses                                   12,020   12,383   11,694

Other Income
   Service Charges on Deposit Accounts                             2,092    2,135    1,849
   Gain on Securities                                                190      285      442
   Gain on Purchased Assets                                          607      812    1,147
   Other Operating Income                                            851      746    1,026
      Total Other Income                                           3,740    3,978    4,464
      Income Before Other Expenses                                15,760   16,361   16,158

Other Expenses
   Salaries and Employee Benefits                                  4,749    4,435    4,224
   Net Occupancy Expense                                           1,236    1,184    1,150
   Net ORE and Repossession Expense                                 (180)     (13)    (159)
   Other Operating Expenses                                        3,868    3,424    3,286
      Total Other Expenses                                         9,673    9,030    8,501
       Income Before Income Taxes                                  6,087    7,331    7,657
Applicable Income Taxes                                            2,050    2,281    2,410
      Net Income                                                  $4,037   $5,050   $5,247

      Net Income Per Share                                         $2.99    $3.74    $3.88

      Cash Dividends Per Share                                     $1.25    $1.05    $0.65

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 1997, 1996, and 1995
In thousands                                                      1997     1996     1995
Common Stock
  Balance - Beginning and End of Year                             $7,500   $7,500   $7,500

Surplus
  Balance - Beginning and End of Year                             $5,000   $5,000   $5,000

Retained Earnings
  Balance - Beginning of Year                                    $21,596  $17,966  $13,597
  Net Income                                                       4,037    5,050    5,247
  Cash Dividends                                                  (1,690)  (1,420)    (878)
  Balance - End of Year                                          $23,943  $21,596  $17,966

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Year                                        $64     $371  ($1,482)
  Net Change in Unrealized Gain (Loss)                               375     (307)   1,853
  Balance - End of Year                                             $439      $64     $371

Treasury Stock
  Balance - Beginning of Year                                      ($625)   ($625)   ($625)
  Treasury Stock Purchased ( 65 shares )                              (2)       -        -
  Balance - End of Year                                            ($627)   ($625)   ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1997, 1996, and 1995
In thousands                                                      1997     1996     1995
Cash Flows From Operating Activities
  Net Income                                                      $4,037   $5,050   $5,247
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                      (606)    (811)  (1,147)
      Provision for Depreciation                                     762      679      686
      Provision for Loan Losses                                    1,025       90        -
      Net Amortization (Accretion) on Securities                    (149)     (87)    (412)
      Provision (Credit) for Deferred Income Taxes                   412       (1)     (90)
      (Gain) Loss on Sale of Other Real Estate and Repossessions    (304)      (8)    (153)
      (Gain) Loss on Sale of Equipment                                (1)       -        6
      (Gain) Loss on Securities                                     (189)    (284)    (442)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable            (145)      81     (372)
      (Increase) Decrease in Other Assets                           (365)    (728)     (41)
      Increase (Decrease) in Accrued Interest Payable                 84       90      268
      Increase (Decrease) in Other Liabilities                        54     (394)     288
        Net Cash Provided by Operating Activities                  4,615    3,677    3,838
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale            61,775   62,565   65,451
  Maturities or Calls of Securities Held to Maturity                   -        -      767
  Purchases of Securities Available for Sale                     (64,041) (42,235) (67,651)
  Purchases of Securities Held to Maturity                             -        -     (502)
  Proceeds from Sale of Securities Available for Sale                189      276      442
  Net (Increase) Decrease in Federal Funds Sold                    1,175   (5,950)     825
  Net (Increase) Decrease in Loans                               (15,174) (27,806) (10,626)
  Proceeds from Sale of Other Real Estate and Repossessions          850       11      293
  Proceeds from Sale of Premises and Equipment                         -        -      215
  Purchases of Premises and Equipment                             (1,953)  (1,863)    (398)
  Proceeds from Other Borrowings                                     407      411      350
    Net Cash Used in Investing Activities                        (16,772) (14,591) (10,834)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                             476    1,605   (3,367)
  Net Increase (Decrease) in Certificates of Deposits             12,477    9,375   12,227
  Dividends Paid                                                  (1,627)  (1,352)  (1,080)
    Net Cash Provided By Financing Activities                     11,326    9,628    7,780
Increase (Decrease) in Cash and Cash Equivalents                    (831)  (1,286)     784
Cash and Cash Equivalents - Beginning of Year                     13,946   15,232   14,448
Cash and Cash Equivalents - End of Year                          $13,115  $13,946  $15,232
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                            $1,536   $2,403   $2,032
   Interest Paid on Deposits                                      $7,628   $7,154   $6,243
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                $556      $71      $46
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                 $568    ($465)  $2,807
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale       $193    ($158)    $954
   Transfer of Securities from Held to Maturity
     to Available for Sale                                             -        -  $18,384
   Noncash Financing Activities:
   Dividends Declared and Not Paid                                  $473     $405     $338

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995

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

     Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities," which requires the classification of securities as held to maturity, trading, or available for sale.
     Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at December 31, 1997 or 1996.

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

     Current Accounting Developments - The Financial Accounting Standards Board has issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement becomes effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement generally requires that after a transfer of financial assets, an entity would recognize all financial assets and servicing it controls and liabilities it has incurred , and would not recognize financial assets when control has been surrendered or liabilities when they have been extinguished. The application of this statement had no effect on the financial statements as of December 31, 1997.

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


In thousands                                  09/23/96
Assets:
   Cash and due From Banks                        $727
   Federal Funds Sold                            1,825
   Securities                                      235
   Loans, Net                                    4,044
   Bank Premises                                     6
   Other Real Estate                                22
   Accrued Interest Receivable                      44
   Other Assets                                      5
      Total Assets                              $6,908

Liabilities and Stockholders Equity:
   Deposits                                     $5,659
   Accrued Interest Payable                         19
   Other Liabilites                                 17
   Stockholders' Equity                          1,213
      Total Liabities and Stockholders Equity   $6,908

     Gain on purchased assets is recognized from acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made and is included in the financial statements as Gain on Purchased Assets.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 1997 and 1996, were approximately $3.6 million and $3.0 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 1997 and 1996 are summarized as follows:

                                                                   1997
                                                          Gross      Gross
                                                Amortized Unrealized Unrealized Fair
($ in thousands)                                Cost      Gains      Losses     Value

U. S. Treasury Securities                        $38,348       $128        ($7)  $38,469
Securities of Other U. S. Government Agencies     54,323         80       (107)   54,296
Mortgage-Backed Securities                         9,762        125        (13)    9,874
Obligations of State and Political Subdivisions   10,877        459          -    11,336
Equity Securities                                    902          -          -       902
   Totals                                       $114,212       $792      ($127) $114,877
                                                                   1996
                                                          Gross      Gross
                                                Amortized Unrealized Unrealized Fair
($ in thousands)                                   Cost   Gains      Losses     Value

U. S. Treasury Securities                        $34,232        $86       ($14)  $34,304
Securities of Other U. S. Government Agencies     58,610         14       (499)   58,125
Mortgage-Backed Securities                         8,674        205        (50)    8,829
Obligations of State and Political Subdivisions    9,430        355          -     9,785
Equity Securities                                    851          -          -       851
   Totals                                       $111,797       $660      ($563) $111,894

     Included in the category of Securities of Other US
Government Agencies at December 31, 1997 is $17.5 million par value of structured notes, with an amortized cost of $17.5
million and a fair value of $17.4 million.  At December 31, 1996, the Bank held $21.5 million of par value of these notes with an amortized cost of $21.5 million with a fair value of $21.5
million.  The structured notes, which are issued by US Government
Agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk.
Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity.  Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value.  Based on the variable nature of said securities and the securities percentage
relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings.  Further, management is of the
opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.
     The Bank also has approximately $342 thousand in par value of Louisiana Agricultural Finance Authority Bonds and Louisiana
Housing Finance Authority Bonds with a book value of $1, on
nonaccrual status.  Under a directive from state regulatory
agencies the original $2.35 million in par value of the
Guaranteed Investment Contracts were placed on nonaccrual status in May, 1992.  Due to the directive, the bonds were written down to $.20 on the dollar or $470 thousand.  While management has written down these bonds in accordance with regulatory policy as mentioned above, management continues to feel that the fair value was not representative of the potential liquidation value of these bonds.  Management is of the opinion that the permanent impairment of the bonds was not in excess of the prescribed
regulatory write downs.  A class action suit was filed on behalf of the bondholders. In summary, the suit sought a determination of the priority treatment the bondholders would receive under
California statutes in the liquidation of Executive Life
Insurance Company.  Under Priority 5 the Guaranteed Investment
Contracts (GICs), which support the municipal bonds, would be treated as insurance policies and would have the same payout ratio as other policies.  Under Priority 6, the GICs would have the status of a general unsecured creditor.  On November 15,
1992, the Superior Court in California ruled the GICs were a settlement proposals are taking place between the guarantors of the bonds and the bondholders. To date, the Bank has recovered approximately $2.2 million as partial payments of the $2.35 million in original par value.  Of the $2.2 million, $1.8 million was recognized as gains on securities available for sale since the original write down.  The remaining $470 thousand was applied against the book value.  Of the
$1.8 million in gains recognized since the write down, $190
thousand was recognized in 1997 and $277 thousand was recognized in 1996.  The Bank continues to pursue the collection of
principal on these securities. However, the amount of any future fulfillment of these collection actions remain uncertain.
     The following table shows the amortized cost, fair value,
maturity distribution, and weighted average yield of the
securities available for sale as of December 31, 1997.
Maturities may differ from contractual maturities in mortgage-
backed securities because the mortgages underlying the securities may be called or repaid without any penalties.
($ in thousands)                                  Amortized Fair     Average
                                                  Cost      Value    Yield
U. S. Treasury Securities
   Within 1 Year                                   $18,352   $18,374   5.58%
   After 1 but Within 5 Years                       19,996    20,095   5.99%
   After 5 but Within 10 Years                           -         -      -
   After 10 Years                                        -         -      -
                                                    38,348    38,469   5.79%
Securities of Other U. S. Government Agencies
   Within 1 Year                                    24,339    24,292   5.16%
   After 1 but Within 5 Years                       29,984    30,004   5.94%
   After 5 but Within 10 Years                           -         -       -
   After 10 Years                                        -         -       -
                                                    54,323    54,296   5.59%
Mortgage-Backed Securities
   Within 1 Year                                         5         5   9.72%
   After 1 but Within 5 Years                          320       332   9.30%
   After 5 but Within 10 Years                       4,456     4,511   7.13%
   After 10 Years                                    4,981     5,026   6.64%
                                                     9,762     9,874   6.95%
Obligations of State and Political Subdivisions*
   Within 1 Year                                       536       538   8.38%
   After 1 but Within 5 Years                        6,408     6,671   8.35%
   After 5 but Within 10 Years                       3,340     3,498   7.47%
   After 10 Years                                      593       629   7.94%
                                                    10,877    11,336   8.06%

Equity Securities                                      902       902   5.57%
                                                       902       902   5.57%

      Totals                                      $114,212  $114,877   6.02%

* Tax Equivalent Basis - 34%

     Securities available for sale with a carrying amount of $33.4 million and $38.2 million at December 31, 1997 and 1996, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas stock which is included in Equity Securities and is reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $902 thousand and $851 thousand, which approximates fair value, at December 31, 1997 and 1996, respectively.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 1997, 1996, and 1995 are as follows:
($ in thousands)         1997           1996           1995

Realized gains            $190            $285           $442
Realized losses              -               -              -
                          $190            $285           $442

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 1997 and
1996, is as follows:
($ in thousands)                          1997           1996

Commercial, Financial, and Agricultural   $15,811         $10,442
Real Estate - Construction                  3,987           3,184
Real Estate - Mortgage                    113,117         105,800
Individuals                                13,892          13,559
Foreign                                         -           1,361
All Other Loans                             2,395           1,578
Total Loans                               149,202         135,924
Unearned Income                               (37)            (65)
   Total Loans, net of Unearned Income   $149,165        $135,859


     Impaired loans having recorded investments of $3.2 million at December 31, 1997 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $3.5 million. Impaired loans at December 31, 1996 were $4.0 million. The allowance for loan losses related to these loans was
$849 thousand at December 31, 1997 and $1.9 million at December 31, 1996. Interest received on impaired loans amounted to $348 thousand and $458 thousand at December 31, 1997 and 1996, respectively. All non-accrual loans were considered impaired at December 31, 1997. Non-accrual loans not included in impaired loans were immaterial at December 31, 1996.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 1997 and 1996, are as follows:
($ in thousands)                  1997           1996

Balance - Beginning of Year       $2,698         $1,955
New Loans                          3,455          2,672

Repayments                        (1,085)        (1,929)
Balance - End of Year             $5,068         $2,698

Maximum Balance During the Year   $5,694         $2,796

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

($ in thousands)                             1997      1996     1995

Balance - Beginning of Year                  $3,083   $3,273   $3,077
   Current Provision from Income              1,025       90        -
   Recoveries on Loans Charged-Off              181      230      634
   Loans Charged-Off                         (2,099)    (510)    (438)
Balance - End of Year                        $2,190   $3,083   $3,273




Ratio of Allowance for Loan Losses to
   Impaired Loans at End of Year              67.39%   74.91%   90.92%

Ratio of Allowance for Loan Losses to Loans
   Outstanding at End of Year                  1.47%    2.27%    3.04%

Ratio of Net Loans Charged-Off to
   Loans Outstanding at End of Year            1.29%    0.20%    (.18%)

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related
accumulated depreciation at December 31, 1997 and 1996, are as follows:
($ in thousands)                             1997           1996

Land                                         $3,115         $2,645
Bank Premises                                 8,743          8,008
Furniture and Equipment                       5,588          4,839
                                             17,446         15,492
Accumulated Depreciation                     (6,609)        (5,847)
                                            $10,837         $9,645

     Depreciation charged to operating expenses for the three years ended December 31, 1997, 1996, and 1995, respectively, was $762 thousand, $679 thousand, and $686 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 1997
and 1996:
($ in thousands)                       1997           1996

Non-interest Bearing Accounts           $52,015        $45,907
NOW and Super NOW  Accounts              24,585         24,273
Insured Money Market Accounts            51,355         56,535
Savings Accounts                         31,417         32,181
Certificates of Deposit over $100,000    12,528         12,352
Other Certificates of Deposit            91,757         79,456
   Total Deposits                      $263,657       $250,704

     Interest expense on Certificates of Deposit over $100
thousand at December 31, 1997, 1996, and 1995, amounted to $542 thousand, $472 thousand and $387 thousand, respectively.
     Public Fund deposits at December 31, 1997 and 1996, were
$16.2 million and $18.3 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Stockholders' Equity of the Company includes the undistributed earnings of the Bank. Dividends are paid by the Company from its assets which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Louisiana statutes require approval to pay dividends in excess of a state bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 1998, the Bank had retained earnings of $17.5 million of which $5.2 million was available for distribution without prior regulatory approval.

     The company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on the Company's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain, off-balance-sheet items as calculated under regulatory accounting practices. The Company and the Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. As detailed below, as of December 31, 1997 and 1996, the Company met all of the capital adequacy requirements to which it is subject.

     As of December 31, 1997 and 1996, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

     Following is a summary of capital levels at December 31, 1997 and 1996:

                                                                      To Be Well
                                                                      Capitalized
                                                                      Under
                                                        Required for  Prompt
                                                        Capital       Corrective
                                                Actual  Adequacy      Actions
As of December 31, 1997                         Ratios  Purposes      Provision

Total Capital (to Risk Weighted Assets)          25.1%     8.00%        10.00%
Tier 1 Capital (to Risk Weighted Assets)         23.9%     4.00%         6.00%
Tier 1 Leveraged Capital (to Average Assets)     11.7%     4.00%         5.00%

As of December 31, 1996

Total Capital (to Risk Weighted Assets)          25.3%     8.00%        10.00%
Tier 1 Capital (to Risk Weighted Assets)         24.1%     4.00%         6.00%
Tier 1 Leveraged Capital (to Average Assets)     11.8%     4.00%         5.00%

Under current regulations, the Bank is limited in the amount it may loan to its parent. Loans to the Parent may not exceed 10% of the Bank's capital and surplus. There were no loans outstanding at December 31, 1997 and 1996.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plans assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 1997 or 1996.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. Pension expense was $151 thousand, $127 thousand and $164 thousand for the years ended December 31, 1997, 1996, and 1995, respectively. The majority of the plans assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 1997 and 1996.

($ in thousands)                                1997           1996
Actuarial Present Value of Benefit Obligations:
Vested Benefits                                 $4,266         $3,448
Accumulated Benefits                            $4,584         $3,681

Projected Benefits                             ($6,146)       ($4,842)
Plan Assets at Fair Value                        6,204          5,346

Projected Benefit Obligation Less
   Than (In Excess Of) Plan Assets                  58            504
Unrecognized Net (Gain) Loss                       336             (1)
Unrecognized Net Obligation (Asset)               (217)          (236)
Prepaid Pension Expense                           $177           $267

     Assumptions used in the determination of pension plan
information consisted of the following:
                                                  1997           1996

Discount Rate                                      7.00%          7.50%
Rate of Increase in Compensation Levels            5.50%          5.50%
Expected Long-Term Rate of Return
   on Plan Assets                                  9.00%          9.00%

     Net pension expense for 1997, 1996, and 1995 included the following components:

($ in thousands)                                  1997           1996         1995
Service Cost                                      $268           $248         $245
Interest Cost                                      376            328          297
Return on Assets                                  (851)          (496)        (724)
Net Amortization and Deferral                     $358            $47         $346

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $548 thousand and $530 thousand for the years ended December 31, 1997 and 1996, respectively. The Bank had set aside reserves in the amount of $647 thousand for payment of unreported claims with dates of service through December 31, 1997.

NOTE K
Other Operating Expenses

     The analysis of other operating expenses for the years ended
December 31, 1997, 1996, and 1995, are as follows:

($ in thousands)                                 1997           1996         1995

Advertising and Public Relations                  $301           $349         $344
Armored Courier Service                            131            115           94
Director Fees                                      263            200          152
Equipment Expense                                1,047            946          888
Legal and Professional                             506            400          266
Postage and Shipping                               180            175          167
Regulatory Assessments                              67             32          267
Service Charges-Other Institutions                 122            126          112
Stationery, Printing, and Supplies                 356            338          328
Telephone                                          295            233          189
Other                                              600            510          479
                                                $3,868         $3,424       $3,286

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.0 million for 1997, $2.3 million for 1996, and

$2.4 million for 1995. The provisions represent effective tax rates of 33% for 1997 and 31% for 1996 and 1995. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.

($ in thousands)                                1997           1996         1995
Income Taxes Based on Statutory Rates -
   34% for periods shown                        $2,069         $2,492       $2,603
Tax Exempt Income                                 (196)          (188)        (216)
Other - Net                                        177            (23)          23
                                                $2,050         $2,281       $2,410

     The components of consolidated income tax expense (benefits) are:

($ in thousands)                                1997           1996         1995

Provision for Current Taxes                     $1,638         $2,282       $2,500
Provision (Credit) for Deferred Taxes              412             (1)         (90)
                                                $2,050         $2,281       $2,410

     A deferred income tax asset of $25 thousand and $630 thousand is included in other assets at December 31, 1997 and 1996, respectively. The deferred tax provision (credit) consists of the following timing differences:

($ in thousands)                                 1997           1996          1995

Depreciation Expense for Tax Reporting
   in Excess of Amount for Financial Reporting     ($3)           ($2)         $14
Provision for Loan Losses for Financial
    Reporting in Excess of Amount for
    Tax Reporting                                  427             21          (63)
Accretion Income for Financial Reporting
   in Excess of Tax Reporting                       14            (17)          (4)
Increase in Insurance Reserve                      (10)           (21)        (147)
Increase (Decrease) in Prepaid Pension             (16)            18          110

                                                  $412            ($1)        ($90)

     The net deferred tax asset consists of the following components at December 31, 1997 and 1996:

($ in thousands)                                 1997           1996

Depreciation                                    ($346)         ($349)
Provision for Loan Losses                         566            993
Accretion Income                                  (35)           (21)
Insurance Reserve                                 178            168
Prepaid Pension                                  (112)          (128)
Unrealized (Gain) Loss on Securities
   Available for Sale                            (226)           (33)
   Total Deferred Tax Asset                       $25           $630

NOTE M
Short-Term Borrowings
     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit available with Federal Home Loan Bank of Dallas amounts to approximately $9.6 million at December 31, 1997. This amount is computed based on the Bank's stock position less current advances, not to exceed 65% of the Bank's outstanding 1-4 family mortgage loans. The agreement provides for interest based upon the federal funds rate on outstanding balances for short term purposes and a certain spread above the treasury yield curve for longer term advances.

Drawings on the line included in other liabilities, were $1.2 million and $761 thousand at December 31, 1997 and 1996 respectively. The line is collateralized by a blanket lien on 1-
4 family mortgage loans.

NOTE N
Off-Balance Sheet Instruments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     In the normal course of business the Company has made commitments to extend credit of $11.7 million at December 31, 1997. This amount includes unfunded commitments aggregating $11.1 million and letters of credit of $562 thousand.

NOTE O
Concentrations of Credit

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

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements at the reporting date. The estimated approximate fair values of the Bank's financial instruments as of December 31, 1997 and 1996 are as follows:

($ in thousands)                             1997                1996
                                     Carrying             Carrying
Financial Assets:                    Amount   Fair Value  Amount   Fair Value
   Cash and
      Short-Term Investments         $25,265   $25,265    $27,271   $27,271
   Securities                        114,877   114,877    111,894   111,894
   Loans - Net                       146,975   147,511    132,776   132,683
                                    $287,117  $287,653   $271,941  $271,848

Financial Liabilities:
   Deposits                         $263,657  $263,259   $250,704  $250,175

Unrecognized Financial Instruments
   Commitments to Extend Credit
      and Letters of Credit               $-        $-         $-        $-

NOTE Q
Litigation and Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

NOTE R
Parent Company Financial Statements
     The financial statements for One American Corp. (Parent
Company Only) are presented below:
BALANCE SHEETS
December 31, 1997 and 1996

($ in thousands)                                        1997          1996
Assets
   Cash                                                 $2,107       $1,699
   Receivables from Subsidiaries                            20           18
   Income Tax Receivable                                    12          122
   Investment in Subsidiaries:
      First American Bank and Trust                     34,397       32,044
      One American Agency, Inc.                            233          194
                                                        34,630       32,238
         Total Assets                                  $36,769      $34,077

Liabilities
   Accrued Dividend Payable                               $472         $135
   Payables to Subsidiaries                                 42          407
                                                           514          542

Stockholders' Equity
   Common Stock                                          7,500        7,500
   Surplus                                               5,000        5,000
   Retained Earnings                                    24,382       21,660
   Treasury Stock - 148,450 and 148,385 shares at cost    (627)        (625)
   Total Stockholders' Equity                           36,255       33,535
        Total Liabilities and Stockholders' Equity     $36,769      $34,077

STATEMENTS OF INCOME
for the years ended December 31, 1997, 1996, and 1995
($ in thousands)                                        1997          1996         1995
Income
   Interest Income                                         $44          $34          $17
   Dividends from Subsidiaries:
      First American Bank and Trust                      2,025        1,800        1,425
      One American Agency, Inc.                              -            -            -
         Total Income                                    2,069        1,834        1,442

Expenses
   Operating Expenses                                       52           48           53
       Total Expenses                                       52           48           53

Income before Income Taxes and Equity in
   Undistributed Net Income of Subsidiaries              2,017        1,786        1,389

Income Tax Expense (Benefit)                                (3)          (5)         (12)

Income before Equity in Undistributed
   Net Income of Subsidiaries                            2,020        1,791        1,401

Equity in Undistributed Net Income of Subsidiaries       2,017        3,259        3,846

     Net Income                                         $4,037       $5,050       $5,247

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1997, 1996, and 1995
($ in thousands)                                                 1997         1996         1995
Cash Flows From Operating Activities:
   Net Income                                                    $4,037       $5,050       $5,247
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Equity in Undistributed Net Income of Subsidiaries      (2,017)      (3,259)      (3,846)
         Changes in Assets and Liabilities:
            Increase (Decrease) in Payables to Subsidiaries         (93)         135            -
            (Increase) Decrease in Receivables from Subsidiaries     (2)         343         (361)
            (Increase) Decrease in Income Tax Receivables           110         (122)          13
            Increase (Decrease) in Income Taxes Payable               -         (348)         348

      Net Cash Provided by Operating Activities                   2,035        1,799        1,401

Cash Flows From Financing Activities:
   Dividends Paid                                                (1,627)      (1,352)      (1,080)
      Net Cash Used in Financing Activities                      (1,627)      (1,352)      (1,080)

Net Increase in Cash                                                408          447          321
Cash - Beginning of Year                                          1,699        1,252          931
Cash - End of Year                                               $2,107       $1,699       $1,252

Noncash Financing Activities:
   Dividends Declared and Not Paid                                 $473         $405         $338

   Change in Unrealized Gain (Loss) on Securities Available
      For Sale, Net                                                $375        ($307)      $1,853

Item 9. Disagreements on Accounting and Financial Disclosures

        Not Applicable.

                                   Part III

Items 10, 11, 12, and 13.

        The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

                                   Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)     Financial Statements

                1. The financial statements of One American Corp. in the Company's 1997 Form 10-K are incorporated by reference in Item 8.

                2. Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.


(b)     Reports on Form 8-K

                There were no Forms 8-K filed in the quarter ended December 31, 1997.

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

                22.     Subsidiaries of the Registrant
                                First American Bank and Trust,
                incorporated under the laws of the State of Louisiana

                                One American Agency, Inc.,
                incorporated under the laws of the State of Louisiana

                23.     Definitive Proxy Statement for the 1998
                Annual Meeting of Stockholders' of One American Corp.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        ONE AMERICAN CORP.

                                        /s/ J. B. Falgoust
                                        J. B. Falgoust
                                        Chairman

                                        Dated  March 12, 1998

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 12, 1998:

/s/ J. B. Falgoust, Chairman (principal executive, financial, and
J. B. Falgoust                accounting officer) and Director

/s/ Frank J. Bourgeois, President and Director
Frank J. Bourgeois

/s/ Craig G. Brazan, Director
Craig G. Brazan

/s/ E. V. Cazenave, Jr., Director
E. V. Cazenave, Jr.

/s/ Michael J. Cazenave, Director
Michael J. Cazenave

/s/ A. Earle Cefalu, Director
A. Earle Cefalu

/s/ Dean T. Falgoust, Director
Dean T. Falgoust

/s/ Preston L. Falgoust, Director
Preston L. Falgoust

/s/ Marcel T. Graugnard, Jr., Director
Marcel T. Graugnard, Jr.

/s/ Honora F. Gravois, Director
Honora F. Gravois

/s/ Ozane J. Gravois III, Director
Ozane J. Gravois III

/s/ Gloria A. Kliebert, Secretary / Treasurer and Director
Gloria A. Kliebert

/s/ Anthony J. Nobile, Director
Anthony J. Nobile

/s/ Carl J. Poche, M.D., Director
Carl J. Poche, M.D.

/s/ David J. Vial, M.D., Director
David J. Vial, M.D.

/s/ Craig A. Vitrano, M.D., Director
Craig A. Vitrano, M.D.

/s/ Albert J. Waguespack, Director
Albert J. Waguespack

              One American Corp. Board of Directors

       Frank J. Bourgeois                Honora F. Gravois
              1997                              1993
President and CEO, One American   President, M & H Builders, Inc.
             Corp.
    President and CEO, First                 Contractor
    American Bank and Trust

        Craig G. Brazan                  O. J. Gravois III
              1986                              1996
      Marathon Oil Company         President, Gravois Farms, Inc.
       Petroleum Engineer                      Farmer

      E. V. Cazenave. Jr.                Gloria A. Kliebert
              1986                              1997
   President, Cazenave Motor         Secretary / Treasurer, One
         company, Inc.                     American Corp.
            Retailer                 Secretary to the Board and
                                       Senior Vice President,
                                   First American Bank and Trust
      Michael J. Cazenave
              1992                       Anthony J. Nobile
          Eckerd Drugs                          1992
           Pharmacist             Martin, Himel, Peytavin & Nobile
                                              Attorney
      A. Earle Cefalu, Jr.
              1997                      Carl J. Poche, M.D.
Dealer Principal, Hood - Cefalu                 1986
           Co., Inc.
            Retailer                Coroner of St. James Parish
                                             Physician
        Dean T. Falgoust
              1992                      David J. Vial, M.D.
     Freeport-McMoran, Inc.                     1991
  Director of Taxes, Legal and     Coroner of St. Charles Parish
            Planning
            Attorney                         Physician

         J. B. Falgoust                Craig A. Vitrano, M.D.
              1961                              1993
  Chairman, One American Corp.               Physician
 Chairman, First American Bank
           and Trust
                                        Albert J. Waguespack
      Preston L. Falgoust                       1993
              1975                Waguespack Oil Co. and AJW Farms
  President, Chauvin Business        Oil Distributor and Farmer
         Systems, Inc.
            Retailer

    Marcel T. Graugnard, Jr.
              1975
   President, Graugnard, Inc.
            Retailer