Form 10-Q
period 1998-03-31
ONE AMERICAN CORP
filed 1998-05-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
 Quarter Ended March 31, 1998   Commission File Number:0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


 Louisiana                                   72-0948181
(State or other jurisdiction of             (IRS Employer
 Incorporation of Organization)              Identification No.)


 2785 LA Hwy. 20 West
 P. O. Box 550
 Vacherie, Louisiana                         70090-0550
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number, including area code:(504)265-2265

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

      Common stock $5 Par Value, 1,351,090 shares outstanding as of May 6, 1998.

                         FORM 10-Q Index

                             Part I
Financial Information

   Financial Statements

   Consolidated Balance Sheets,
      March 31, 1998, December 31, 1997 and March 31, 1997        3

  Consolidated Statements of Income
      for the three months ended March 31, 1998 and 1997          4

   Consolidated Statements of Changes in Stockholders' Equity
      for the three months ended March 31, 1998 and 1997          5

  Consolidated Statements of Cash Flows
      for the three months ended March 31, 1998 and 1997          6

  Notes to Consolidated Financial Statements                      7

  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                     11

   Average Balance Sheets and Interest Rate Analysis
      for the three months ended March 31, 1998,
      December 31, 1997 and March 31, 1997                       22

   Interest Differentials
      for the three months ended March 31, 1998,
      December 31,1997 and March 31, 1997                        23


                             Part II
Other Information

   Legal Proceedings                                             24

   Exhibits and Reports on Form 8-K                              24

   Management's Responsibility for Financial Reporting           25

   Signatures                                                    26

Consolidated Balance Sheets
One American Corp. and Subsidiaries                            Unaudited  Unaudited   Unaudited
March 31, 1998 and 1997                                        March 31,  December 31,March 31,
In thousands                                                     1998       1997        1997
Assets
   Cash and Due From Banks                                      $13,513    $10,219     $10,946
   Interest Bearing Deposits in Other Banks                       5,265      2,896       2,283
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                           15,625     12,150      10,650
   Securities
      Available for Sale (Amortized Cost of $112,500, $114,212
         and $114,094, respectively)                            113,176    114,877     113,824
         Total Securities                                       113,176    114,877     113,824
   Loans                                                        150,399    149,165     141,007
      Less:  Allowance for Loan Losses                           (2,621)    (2,190)     (3,171)
   Loans, Net                                                   147,778    146,975     137,836

   Bank Premises and Equipment                                   11,045     10,837       9,682
   Other Real Estate                                                 78        78          51
   Accrued Interest Receivable                                    1,981      2,176       2,065
   Other Assets                                                   2,161      2,186       2,323
        Total Assets                                           $310,622   $302,394    $289,660

Liabilities
   Deposits:
     Noninterest Bearing                                        $55,130    $52,015     $48,922
     Interest Bearing                                           215,658    211,642     204,562
         Total Deposits                                         270,788    263,657     253,484

   Accrued Interest Payable                                         723        777         581
   Other Liabilities                                              2,373      1,705       1,735
        Total Liabilities                                       273,884    266,139     255,800

Stockholders' Equity
   Common Stock-$5.00 par value;
     Authorized-10,000,000 shares;
      Issued-1,500,000 shares                                     7,500      7,500       7,500
   Surplus                                                        5,000      5,000       5,000
   Retained Earnings                                             24,434     23,943      22,162
   Unrealized Gain (Loss) on Securities Available for Sale, Net     446        439        (177)
   Treasury Stock - 148,450, 148,450 and 148,385 shares at cost    (642)      (627)       (625)
        Total Stockholders' Equity                               36,738     36,255      33,860
        Total Liabilities and Stockholders' Equity             $310,622   $302,394    $289,660

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 1998 and 1997             UnauditedUnaudited
In thousands, except per share data                              1998     1997
Interest Income
   Interest and Fees on Loans                                    $3,504   $3,159
   Interest on Securities:
      Taxable Interest                                            1,464    1,480
      Nontaxable Interest                                           150      134
         Total Interest on Securities                             1,614    1,614
   Other Interest Income                                            229      234

      Total Interest Income                                       5,347    5,007

   Interest Expense on Deposits                                   2,008    1,855
      Net Interest Income                                         3,339    3,152

Provision for Loan Losses                                           450       75
   Net Interest Income After
      Provision for Loan Losses                                   2,889    3,077

Other Income
   Service Charges on Deposit Accounts                              521      521
   Gain on Securities                                                 -       24
   Gain on Purchased Assets                                         260      111
   Other Operating Income                                           217      190
      Total Other Income                                            998      846
      Income Before Other Expenses                                3,887    3,923

Other Expenses
   Salaries and Employee Benefits                                 1,223    1,100
   Net Occupancy Expense                                            320      293
   Net ORE and Repossession Expense                                 (34)      (9)
   Other Operating Expenses                                         911    1,010
      Total Other Expenses                                        2,420    2,394
       Income Before Income Taxes                                 1,467    1,529
Applicable Income Taxes                                             502      557
      Net Income                                                   $965     $972

      Net Income Per Share                                        $0.71    $0.72

      Cash Dividends Per Share                                    $0.35    $0.30

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 1998 and 1997             UnauditedUnaudited
In thousands                                                     1998     1997
Common Stock
  Balance - Beginning and End of Period                          $7,500   $7,500

Surplus
  Balance - Beginning and End of Period                          $5,000   $5,000

Retained Earnings
  Balance - Beginning of Period                                 $23,943  $21,596
  Net Income                                                        965      972
  Cash Dividends                                                   (474)    (406)
  Balance - End of Period                                       $24,434  $22,162

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                    $439      $64
  Net Change in Unrealized Gain (Loss)                                7     (241)
  Balance - End of Period                                          $446    ($177)

Treasury Stock
  Balance - Beginning of Period                                   ($627)   ($625)
  Treasury Stock Purchased ( 460 shares )                           (15)       -
  Balance - End of Period                                         ($642)   ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 1998 and 1997             UnauditedUnaudited
In thousands                                                     1998     1997
Cash Flows From Operating Activities
  Net Income                                                       $965     $972
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                     (260)    (111)
      Provision for Depreciation                                    199      182
      Provision for Loan Losses                                     450       75
      Net Amortization (Accretion) on Securities                    (84)     (27)
      Provision (Credit) for Deferred Income Taxes                  (93)      10
      (Gain) Loss on Sale of Other Real Estate and Repossession     (16)     (11)
      (Gain) Loss on Securities                                       -      (24)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable            195      (34)
      (Increase) Decrease in Other Assets                           115      216
      Increase (Decrease) in Accrued Interest Payable               (54)    (112)
      Increase (Decrease) in Other Liabilities                      689      576
        Net Cash Provided by Operating Activities                 2,106    1,712
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale           23,313   15,549
  Purchases of Securities Available for Sale                    (21,518) (17,816)
  Proceeds from Sale of Securities Available for Sale                 -       24
  Net (Increase) Decrease in Federal Funds Sold                  (3,475)   2,675
  Net (Increase) Decrease in Loans                               (1,027)  (5,024)
  Proceeds from Sale of Other Real Estate and Repossessions          50       28
  Purchases of Premises and Equipment                              (407)    (219)
  Proceeds from Other Borrowings                                    (36)     (21)
    Net Cash Used in Investing Activities                        (3,100)  (4,804)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                          6,275   (1,175)
  Net Increase (Decrease) in Certificates of Deposits               856    3,955
  Dividends Paid                                                   (474)    (405)
    Net Cash Provided By Financing Activities                     6,657    2,375
Increase (Decrease) in Cash and Cash Equivalents                  5,663     (717)
Cash and Cash Equivalents - Beginning of Year                    13,115   13,946
Cash and Cash Equivalents - End of Year                         $18,778  $13,229
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                -        -
   Interest Paid on Deposits                                     $2,062   $1,967
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                  -        -
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                 $11    ($365)
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale        $4    ($124)
Noncash Financing Activities:
   Dividends Declared and Not Paid                                 $474     $406

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                         March 31, 1998
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first three months ended March 31, 1998 are no indication of the expected results for the annual period which ends December 31, 1998. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1997.

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

     Securities - Securities are being accounted for in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Investments in Debt and Equity Securities," which requires the classification of securities as held to maturity, trading, or available for sale.
     Securities classified as held to maturity are those debt securities the Bank has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities classified as available for sale are those debt securities that the Bank intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at March 31, 1998 or 1997.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At March 31, 1998, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 1,351,090 for the first quarter of 1998 and 1,351,615 for the first quarter of 1997.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks (including cash items in process of clearing).

     Comprehensive Income - The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The company adopted this statement in 1998. The only component of comprehensive income affecting the financial statements was unrealized gain or loss on securities available for sale which was immaterial for all periods presented.

     Acquisitions - On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc of Destrehan, St Charles Parish, Louisiana. The results of its operations are included in the financial statements for the three months ended March 31, 1998.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         March 31, 1998

First Quarter in Review

     Net income for the current quarter of 1998 was $965 thousand compared to $972 thousand for the same quarter of 1997. The decrease in net income is a result of an increase in provision for loan losses. Earnings per common share were $.71 and $.72 for the first quarters of 1998 and 1997, respectively. Return on average assets on an annualized basis was 1.26% for the current quarter, and 1.35% in the same quarter of 1997. For the first quarters of 1998 and 1997, return on average equity on an annualized basis was 10.70% and 11.52%, respectively. Cash dividends were $.35 per share for the current quarter and $.30 per share for the same quarter of 1997.

     Net interest income (FTE) for the current quarter was $3.4 million, $196 thousand greater than that of the first quarter of 1997. The net interest margin (FTE) was 4.95% for the current quarter and 4.92% for the same quarter of 1997.

     During the first quarter of 1998, in comparison with the same quarter of 1997, average loans outstanding increased $12.6 million or 9% to $148.8 million. Average total deposits for the current quarter increased $14.7 million or 6% to $266.7 million when compared to the average total deposits for the same quarter of 1997. Average total assets for the current quarter increased $17.6 million or 6% to $305.1 million when respectively compared to the total average assets of the first quarter of 1997.

     On February 28, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, was formed. First American Agency, L.L.C. was formed to provide insurance needs for the Bank's market area. On March 5, 1998, First American Agency, L.L.C. acquired Riverbend Insurance Agency, Inc of Destrehan, St Charles Parish, Louisiana. Management intends to provide the Bank's customer base the ability to obtain insurance. The ability for the Bank's customer base to obtain insurance from a subsidiary of the Bank provides an additional level of convenience to the Bank's customer base and the ability for the Bank to increase non-interest income.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1998was $3.4 million, 6% greater than that of the same quarter of 1997. Net interest spread for the first quarter of 1998 was 4.09%, 2 basis points less than the same quarter of 1997. However, net interest margin increased 3 basis points to 4.95% when comparing the quarters mentioned. The improvement in net interest margin can be attributed to the change in volume of loans which provided an increase of $196 thousand in net income (FTE) when comparing the first quarter of 1998 to the first quarter of 1997.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1998, average earning assets were $280.0 million, an increase of $14.4 million or 5% over the first quarter of 1997. The trend in earning assets over the quarters compared continues showing a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure.
Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of a strong economic climate.

     The trend over the quarters compared continues showing the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit from lower interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time improves the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1998, the average yield on earning assets was 7.87%, while the average cost of interest bearing liabilities was 3.78%, producing a net interest spread
(FTE) of 4.09%. The net interest margin (FTE) was 4.95% for the current quarter of 1998. In comparison, the net interest margin
(FTE) for the same quarter of 1997 was 4.92%. The cost of interest bearing liabilities during the first quarter of 1997 was 3.66%, while the yield on average earning assets was 7.76%, producing a net interest spread of 4.10%. The 13 basis point increase in the average cost of interest bearing liabilities from the first quarter of 1997 to the same quarter of 1998, was greater than the 12 basis point increase in the yield on interest earning assets for the respective quarters. Also, the change in volume of dollars funded into loans provided for the improvement in net interest income (FTE), while the spread between the two periods decreased slightly.

Earning Asset Structure           First                 Fourth                First
In thousands                      Quarter 1998          Quarter 1997          Quarter 1997
                                             % of                  % of                  % of
                                  Average    Earning    Average    Earning    Average    Earning
                                  Balances    Assets    Balances    Assets    Balances    Assets

Interest Bearing Deposits            $4,588       1.6%     $2,645       1.0%     $3,739       1.4%
Federal Funds Sold and Securities    14,220       5.1%     12,338       4.5%     14,362       5.4%
Securities
  Taxable                           101,804      36.4%    101,363      36.9%    101,838      38.3%
  Non-Taxable                        10,633       3.8%     10,886       4.0%      9,400       3.5%
Loans - Net                         148,787      53.1%    147,760      53.6%    136,214      51.4%
    Total Earning Assets           $280,032     100.0%   $274,992     100.0%   $265,553     100.0%
Deposit Structure                  First                 Fourth                First
                                   Quarter 1998          Quarter 1997          Quarter 1997
                                   Average      % of     Average      % of     Average      % of
                                   Balances   Deposits   Balances   Deposits   Balances   Deposits

Noninterest Bearing Deposits        $52,864      19.8%    $51,412      19.7%    $46,807      18.6%
NOW Accounts                         25,641       9.6%     23,872       9.1%     26,909      10.7%
Savings Accounts                     31,128      11.7%     31,380      12.0%     31,938      12.7%
Money Market Deposit Accounts        52,356      19.6%     47,876      18.4%     52,421      20.8%
Certificates of Deposits
   less than $100,000                92,804      34.9%     93,798      35.8%     81,873      32.4%
   Total Core Deposits              254,793      95.6%    248,338      95.0%    239,948      95.2%
Certificates of Deposits
   greater than $100,000             11,860       4.4%     13,038       5.0%     11,968       4.8%
   Total Deposits                  $266,653     100.0%   $261,376     100.0%   $251,916     100.0%

Interest Bearing Liabilities as a
   percentage of Earning Assets       76.3%                 76.4%                 77.2%

Core Deposits as a percentage
   of Total Average Assets            83.5%                 82.9%                 83.5%

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended March 31, 1998, December 31, 1997, and March 31, 1997, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $450 thousand and $75 thousand for the first quarters of 1998 and 1997, respectively. Net charge-offs (recoveries) were $19 thousand for the current quarter, versus ($13) thousand for the same quarter of 1997. Gross charge-offs as a percentage of average loans were insignificant in the first quarters of 1998 and 1997. Recoveries as a percentage of gross charge-offs for the current quarter were 69% versus 112% for the same quarter of 1997. Management provided $150 thousand per month to provision for loan losses during the first quarter of 1998 due to a need to increase the unallocated portion of Allowance for Loan Losses.

Other Income

     Other income, including gains and losses from security transactions for the current quarter, was $998 thousand, an increase of $152 thousand or 18% compared to the same quarter of 1997. Exclusive of security transactions, other income for the current quarter increased $176 thousand or 21% from the same period of 1997.

     Gain on purchased assets was $260 thousand for the current quarter, an increase of $149 thousand or 134% from the same quarter of 1997. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any are indeterminable.

     The Bank did not experience any gains from security transactions involving Available - for - Sale securities during the current quarter. However, the Bank experienced $24 thousand as gains from security thansactions involving Available for Sale securities during the first quarter of 1997.

Other Expenses

     Other expenses were $2.4 million for the first quarter of 1998 and 1997. Salaries and employee benefits were $1.2 million for the current quarter compared to $1.1 million for the same of quarter of 1997. Net occupancy expense was $320 thousand for the current quarter, compared to $293 thousand for the first quarter of 1997. Other operating expenses were $911 thousand for the current quarter, a decrease of $99 thousand or 10% compared to the same quarter of 1997. The decrease in other operating expenses is related to a reduction in legal and professional expenses associated with the foreclosure of a non-domestic credit the Bank experienced during the first quarter of 1997.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $502 thousand compared to $557 thousand for the first quarter of 1998. Effective tax rates are 34% and 36%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $254.8 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above the maturities of the investment portfolio; cash flows from the loan portfolio; and the ability of short term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at
March 31, 1998. The table indicates that the Company's interest bearing liabilities slightly exceed its earning assets out to the one year point in time, suggesting liabilities may reprice at a faster rate than assets. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
March 31, 1998
In thousands
                                        0-90     91-365   1 Year -  Over 5     Non-
                                        Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                          $15,484   $29,746   $52,170  $15,776         -  $113,176
   Loans, Net of Unearned Income        18,383    40,113    58,870   29,746       666   147,778
   Federal Funds Sold                   15,625         -         -        -         -    15,625
   Other Assets                          5,265         -         -        -    28,778    34,043
     Total Assets                      $54,757   $69,859  $111,040  $45,522   $29,444  $310,622

Liabilities
   NOW and Super NOW Deposits             $345    $1,013   $18,280   $4,904         -   $24,542
   Insured Money Market Accounts           596    25,907    27,254        -         -    53,757
   Savings Deposits                        966     2,904    21,898    6,449         -    32,217
   Certificates of Deposits             23,533    58,297    21,217    2,095         -   105,142
   Noninterest Bearing Deposits          5,070    15,334    23,710   11,016         -    55,130
   Other Liabilities                        36       114       693      292     1,961     3,096
   Stockholders' Equity                      -         -         -        -    36,738    36,738
   Total Liabilities and
       Stockholders' Equity            $30,546  $103,569  $113,052  $24,756   $38,699  $310,622

   Interest Rate Sensitivity Gap       $24,211  ($33,710)  ($2,012) $20,766   ($9,255)        -
   Cumulative Interest Rate
     Sensitivity Gap                   $24,211   ($9,499) ($11,511)  $9,255         -

   GAP / Assets                            7.8%    -10.9%     -0.6%     6.7%     -3.0%
      Cumulative GAP / Assets              7.8%     -3.1%     -3.7%     3.0%        -

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 1998 and 1997, were $10.0 million and $9.0 million, respectively. The Bank had letters of credit of $562 thousand issued at March 31, 1998 compared to $597 thousand at March 31, 1997. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 1998 the available portion of these credit lines was $343 thousand compared to $573 thousand at March 31, 1997. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank issues credit cards. As of March 31, 1998, the aggregate credit available was $3.4 million, and $3.2 million at March 31, 1997. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Securities

     Included in the category of Securities of Other US Government Agencies at March 31, 1998 is $9.0 million par value of structured notes, with an amortized cost of $9.0 million and a fair value of $8.96 million, resulting in an unrealized loss in the amount of $38 thousand. The structured notes, which are issued by US government sponsored agencies, are debt securities whose cash flows are dependent on one or more indices in ways that create interest rate risk. The majority of the securities held as structured notes are considered deleveraged bonds. The rate on these securities are 40 - 50% of the 10 year CMT plus 60
- 170 basis points. These securities are variable in nature and reprice on a monthly, quarterly, or semi-annual basis. However, the majority of the securities reprice quarterly. The majority of the related securities mature during the second quarter of 1998. A fluctuation in interest rates should in no way effect the principal balance of these securities at maturity.
Management understands the risks associated with these types of instruments and has the capability to effectively monitor the notes activity. Although classified in the available for sale category, it is management's intention to hold the structured notes until the notes mature at par value. Based on the variable nature of said securities and the securities percentage relationship to earning assets, a +/- 200 basis point interest rate shock and income simulation on the security class showed minimal impact on earnings. Further, management is of the opinion that earning trends indicate the ability to accept any adverse risk associated with the possible sale of said securities should the decision to hold the structured notes to maturity change.

Allowance for Loan Losses

     The allowance for loan losses was $2.6 million at March 31, 1998 or 1.7% of loans outstanding. At March 31, 1997, the allowance for loan losses was $3.2 million or 3.2% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. The Bank is increasing the balance in Allowance for Loan Losses in order to accept any adverse loan relationships which have the potential to occur in the future.
     As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the Allowance for Loan Losses was created due primarily to a non-domestic impaired credit which utilized a portion of the unallocated Allowance for Loan Losses during the third quarter of 1997.
     Management feels a necessity to replenish the unallocated portion of the Allowance for Loan Losses which was utilized by this non-domestic credit. Management funded Allowance for Loan Losses from Provision for Loan Losses in the amount of $150 thousand per month during the first quarter of 1998. Management intends to continue funding the unallocated portion of Allowance for Loan Losses at an acceptable level until Allowance for Loan Losses is within an acceptable range based on modeling of the loan portfolio and the status of the allocated and unallocated portion of the Allowance for Loan Losses.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at March 31, 1998 and 1997 were $592 thousand and $398 thousand, respectively. Impaired loans having recorded investments of $3.4 million at March 31, 1998 compared to $4.3 million at March 31, 1997 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans is $898 thousand at March 31, 1998 compared to $2.2 million at March 31, 1997. Interest received on impaired loans amounted to $86 thousand at March 31, 1998 compared to $98 thousand at March 31, 1997. Non-accrual loans not included in impaired loans was immaterial at March 31, 1998 and 1997.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate was $78 thousand at March 31, 1998 and insignificant at the close of the first quarter of 1997. Repossessions are movable assets acquired through foreclosure or negotiated settlements of debt. Repossessions at March 31, 1998 were insignificant.

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

  Capital Adequacy Ratios
  In Thousands                                   March 31,  December 31,   March 31,
                                                   1998         1997         1997
  Tier 1 Capital:
     Stockholders' Equity                           $35,447      $34,954      $33,125
  Tier 2 Capital:
     Allowance for Loan Losses                        1,851        1,833        1,728
        Total Capital                               $37,298      $36,787      $34,853

  Risk-Weighted Ratios:
     Tier 1 Capital                                   24.06%       23.90%       24.21%
     Total Capital                                    25.32%       25.15%       25.48%
  Leverage Ratio                                      11.65%       11.71%       11.62%
  Stockholders' Equity                                11.41%       11.56%       11.44%
  Regulatory Risk-Based Capitalization Requirements
                                                                                      Significantly  Critically
                      Well         Adequately   Under       Under        Under        Under          Under
                      Capitalized  Capitalized  Capitalized Capitalized  Capitalized  Capitalized    Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital            6.0%         4.0%     < 4.0%       < 4.0%       < 4.0%         < 3.0%
     Total Capital            10.0%         8.0%     < 8.0%       < 8.0%       < 8.0%         < 6.0%
  Leverage Ratio               5.0%         4.0%     < 4.0%       < 4.0%       < 4.0%         < 3.0%     <= 2.0% tangible
                                                                                                                 equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $4.8 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. To date the committee has written a policy which addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The committee feels that the Bank is currently in the assessment phase. While only in the assessment phase, management does not feel that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The costs capitalized and / or expensed related to the Year 2000 issue during 1998 were immaterial.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                      First Quarter 1998         Fourth Quarter 1997        First Quarter 1997
                                                  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/
                                                  BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE
Assets
   Interest Bearing Deposit Accounts                $4,588     $43.5   3.85%   $2,645     $45.5   6.83%   $3,739     $48.4   5.25%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              14,220     185.3   5.28%   12,338     167.3   5.38%   14,362     185.2   5.23%
   Securities:
     Taxable                                       101,804   1,464.3   5.83%  101,363   1,470.4   5.76%  101,838   1,480.2   5.89%
     Non-Taxable*                                   10,633     227.9   8.69%   10,886     233.3   8.50%    9,400     202.4   8.73%
   Loans - Net                                     148,787   3,504.1   9.55%  147,760   3,580.8   9.61%  136,214   3,159.5   9.41%
       Total Earning Assets                        280,032   5,425.1   7.87%  274,992   5,497.3   7.93%  265,553   5,075.7   7.75%
   Allowance for Loan Losses                        (2,329)                    (1,938)                    (3,142)
   Nonearning Assets                                27,386                     26,431                     25,047
       Total Assets                               $305,089                   $299,485                   $287,458

Liabilities and Stockholders' Equity
   NOW Accounts                                    $25,641     139.7   2.21%  $23,872     126.0   2.09%  $26,909     139.7   2.11%
   Savings Accounts                                 31,128     194.5   2.53%   31,380     200.7   2.54%   31,938     198.6   2.52%
   Money Market Deposit Accounts                    52,356     360.0   2.79%   47,876     345.0   2.86%   52,421     362.2   2.80%
   Certificates of Deposits less than $100,000      92,804   1,152.8   5.04%   93,798   1,191.2   5.04%   81,873   1,003.6   4.97%
   Certificates of Deposits greater than $100,000   11,860     143.7   4.91%   13,038     157.9   4.80%   11,968     139.4   4.72%
      Total Interest Bearing Deposits              213,788   1,990.7   3.78%  209,964   2,020.8   3.82%  205,109   1,843.5   3.65%
   Other Borrowings                                  1,147      17.9   6.33%    1,060      14.2   5.32%      749      11.8   6.39%
      Total Interest Bearing Liabilities           214,935   2,008.6   3.78%  211,024   2,035.0   3.83%  205,858   1,855.3   3.66%
   Noninterest Bearing Deposits                     52,864                     51,412                     46,807
   Other Liabilities                                 1,235                      1,435                      1,039
   Stockholders' Equity                             36,054                     35,614                     33,754
      Total Liabilities and Stockholders' Equity  $305,089                   $299,485                   $287,458

Net Interest Income - Tax Equivalent Basis*                  3,416.5                    3,462.3                    3,220.4
Tax Equivalent Adjustment                                      (77.5)                     (79.3)                     (68.8)
    Net Interest Income                                     $3,339.0                   $3,383.0                   $3,151.6

Net Interest Income - Spread*                                         4.09%                      4.11%                      4.11%

Net Interest Income as a % of Total Earning Assets*                   4.95%                      5.00%                      4.92%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands

                                                       First Quarter 1998       First Quarter 1998
                                                         vs                       vs
                                                        Fourth Quarter 1997     First Quarter 1997
                                                       Change due to     Total  Change due to     Total
                                                        Volume   Rate    Change  Volume   Rate    Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                     $33.4   ($35.4)  ($2.0)  $11.0   ($15.9)  ($4.9)
   Federal Funds Sold                                     25.5     (7.5)   18.0    (1.8)     1.9     0.1
   Securities:
      Taxable                                              6.4    (12.5)   (6.1)   (0.5)   (15.4)  (15.9)
      Non-Taxable*                                        (5.4)    (0.0)   (5.4)   26.6     (1.1)   25.5
   Loans                                                  24.9   (101.6)  (76.7)  291.6     53.0   344.6
      Total Interest Income                               84.8   (157.0)  (72.2)  326.9     22.5   349.4

Interest Bearing Liabilities:
   NOW Accounts                                            9.3      4.4    13.7    (6.6)     6.6     0.0
   Savings Accounts                                       (1.6)    (4.6)   (6.2)   (5.0)     0.9    (4.1)
   Money Market Deposit Accounts                          32.3    (17.3)   15.0    (0.4)    (1.8)   (2.2)
   Certificates of Deposits less than $100,000           (12.6)   (25.8)  (38.4)  134.0     15.2   149.2
   Certificates of Deposits greater than $100,000        (14.3)     0.1   (14.2)   (1.3)     5.6     4.3
   Other Borrowings                                        1.2      2.5     3.7     6.3     (0.2)    6.1
      Total Interest Expense                              14.3    (40.7)  (26.4)  127.0     26.3   153.3
   Increase (Decrease) in
      Interest Differential                              $70.5  ($116.3) ($45.8) $199.9    ($3.7) $196.1

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

     The financial statements as of December 31, 1997, were examined by Hannis T. Bourgeois, L. L. P. independent public accountant, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of March 31, 1998, have not been reviewed by Hannis
T. Bourgeois, L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.
By:/s/ Frank J. Bourgeois
Frank J. Bourgeois, President

May 6, 1998
Date