Form 10-Q
period 1998-06-30
ONE AMERICAN CORP
filed 1998-08-13
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
 Quarter Ended June 30, 1998           Commission File Number:0-12437


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

Registrant's Telephone Number, including area code: (504)265-2265

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $2.50 Par Value
                        (Title of Class)

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

      Common stock $2.50 Par Value, 2,696,090 shares outstanding as of August 13, 1998.

                         FORM 10-Q Index

                             Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     June 30, 1998, December 31, 1997 and June 30, 1997          3

     Consolidated Statements of Income
     for the three and six months ended June 30, 1998 and 1997   4

     Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended June 30, 1998 and 1997             5

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1998 and 1997             6

     Notes to Consolidated Financial Statements                  7

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                   11

     Average Balance Sheets and Interest Rate Analysis
     for the three and six months ended June 30, 1998,
     December 31, 1997 and June 30, 1997                         23

     Interest Differentials
     for the three and six months ended June 30, 1998,
     December 31, 1997 and June 30, 1997                         24


                             Part II
Other Information

     Legal Proceedings                                           25

     Exhibits and Reports on Form 8-K                            25

     Management's Responsibility for Financial Reporting         26

     Signatures                                                  27

Consolidated Balance Sheets
One American Corp. and Subsidiaries                             Unaudited Unaudited Unaudited
June 30, 1998 and 1997                                          June 30, December 31 June 30,
In thousands                                                        1998       1997      1997
Assets
   Cash and Due From Banks                                       $12,258    $10,219   $12,390
   Interest Bearing Deposits in Other Banks                        3,438      2,896     3,988
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                             2,775     12,150     8,900
   Securities
      Available for Sale (Amortized Cost of $113,505, $114,212
         and $111,940, respectively)                             114,124    114,877   112,199
         Total Securities                                        114,124    114,877   112,199
   Loans                                                         163,509    149,165   142,625
      Less:  Allowance for Loan Losses                            (3,010)    (2,190)   (2,752)
   Loans, Net                                                    160,499    146,975   139,873

   Bank Premises and Equipment                                    11,008     10,837     9,635
   Other Real Estate                                                  36         78        23
   Accrued Interest Receivable                                     2,146      2,176     1,917
   Other Assets                                                    2,431      2,186     2,200
        Total Assets                                            $308,715   $302,394  $291,125

Liabilities
   Deposits:
     Noninterest Bearing                                         $52,224    $52,015   $49,844
     Interest Bearing                                            216,699    211,642   204,235
         Total Deposits                                          268,923    263,657   254,079

   Accrued Interest Payable                                          798        777       634
   Other Liabilities                                               1,858      1,705     1,418
        Total Liabilities                                        271,579    266,139   256,131

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                      7,500      7,500     7,500
   Surplus                                                         5,000      5,000     5,000
   Retained Earnings                                              25,021     23,943    22,948
   Unrealized Gain (Loss) on Securities Available for Sale, Net      409        439       171
   Treasury Stock - 303,910, 296,900 and 296,770 shares at cost     (794)      (627)     (625)
        Total Stockholders' Equity                                37,136     36,255    34,994
        Total Liabilities and Stockholders' Equity              $308,715   $302,394  $291,125

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                              Three Months Ended     Six Months Ended
for the three and six months ended June 30, 1998 and 1997       Unaudited Unaudited Unaudited  Unaudited
In thousands, except per share data                                 1998       1997      1998       1997
Interest Income
   Interest and Fees on Loans                                     $3,665     $3,294    $7,169     $6,453
   Interest on Securities:
      Taxable Interest                                             1,551      1,508     3,015      2,988
      Nontaxable Interest                                            144        135       294        269
         Total Interest on Securities                              1,695      1,643     3,309      3,257
   Other Interest Income                                             196        187       425        421

      Total Interest Income                                        5,556      5,124    10,903     10,131

   Interest Expense on Deposits                                    2,046      1,882     4,054      3,737
      Net Interest Income                                          3,510      3,242     6,849      6,394

Provision for Loan Losses                                            300        150       750        225
   Net Interest Income After
      Provision for Loan Losses                                    3,210      3,092     6,099      6,169

Other Income
   Service Charges on Deposit Accounts                               498        522     1,019      1,043
   Gain on Securities                                                  -        166         -        190
   Gain on Purchased Assets                                          165        170       425        281
   Other Operating Income                                            267        205       484        395
      Total Other Income                                             930      1,063     1,928      1,909
      Income Before Other Expenses                                 4,140      4,155     8,027      8,078

Other Expenses
   Salaries and Employee Benefits                                  1,294      1,176     2,517      2,276
   Net Occupancy Expense                                             309        312       629        605
   Net ORE and Repossession Expense                                   14        (18)      (20)       (27)
   Other Operating Expenses                                          975        917     1,886      1,927
      Total Other Expenses                                         2,592      2,387     5,012      4,781
       Income Before Income Taxes                                  1,548      1,768     3,015      3,297
Applicable Income Taxes                                              490        577       992      1,134
      Net Income                                                  $1,058     $1,191    $2,023     $2,163

      Net Income Per Share                                         $0.39      $0.44     $0.75      $0.80

      Cash Dividends Per Share                                     $0.17      $0.15     $0.35      $0.30

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the period ended June 30, 1998 and 1997                     Unaudited Unaudited
In thousands                                                         1998       1997
Common Stock
  Balance - Beginning and End of Period                           $7,500     $7,500

Surplus
  Balance - Beginning and End of Period                           $5,000     $5,000

Retained Earnings
  Balance - Beginning of Period                                  $23,943    $21,596
  Net Income                                                       2,023      2,163
  Cash Dividends                                                    (945)      (811)
  Balance - End of Period                                        $25,021    $22,948

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                     $439        $64
  Net Change in Unrealized Gain (Loss)                               (30)       107
  Balance - End of Period                                           $409       $171

Treasury Stock
  Balance - Beginning of Period                                    ($627)     ($625)
  Treasury Stock Purchased (7,010 shares )                          (167)         -
  Balance - End of Period                                          ($794)     ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the period ended June 30, 1998 and 1997                     Unaudited Unaudited
In thousands                                                         1998       1997
Cash Flows From Operating Activities
  Net Income                                                      $2,023     $2,163
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                      (425)      (280)
      Provision for Depreciation                                     399        371
      Provision for Loan Losses                                      750        225
      Net Amortization (Accretion) on Securities                    (164)       (59)
      Provision (Credit) for Deferred Income Taxes                  (201)      (141)
      (Gain) Loss on Sale of Other Real Estate and Repossessions     (23)       (33)
      (Gain) Loss on Securities                                        -       (189)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable              30        114
      (Increase) Decrease in Other Assets                            (28)       308
      Increase (Decrease) in Accrued Interest Payable                 21        (59)
      Increase (Decrease) in Other Liabilities                        57        282
        Net Cash Provided by Operating Activities                  2,439      2,702
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale            35,520     28,606
  Purchases of Securities Available for Sale                     (34,650)   (28,687)
  Proceeds from Sale of Securities Available for Sale                  -        189
  Net (Increase) Decrease in Federal Funds Sold                    9,375      4,425
  Net (Increase) Decrease in Loans                               (13,883)    (7,068)
  Proceeds from Sale of Other Real Estate and Repossessions           99        104
  Purchases of Premises and Equipment                               (570)      (361)
  Proceeds from Other Borrowings                                     (70)       (42)
    Net Cash Used in Investing Activities                         (4,179)    (2,834)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                           3,329     (1,159)
  Net Increase (Decrease) in Certificates of Deposits              1,937      4,534
  Dividends Paid                                                    (945)      (811)
    Net Cash Provided By Financing Activities                      4,321      2,564
Increase (Decrease) in Cash and Cash Equivalents                   2,581      2,432
Cash and Cash Equivalents - Beginning of Period                   13,115     13,946
Cash and Cash Equivalents - End of Period                        $15,696    $16,378
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                            $1,167       $921
   Interest Paid on Deposits                                      $4,032     $3,796
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                 $34        $26
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                 ($45)      $162
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale       ($15)       $55
Noncash Financing Activities:
   Dividends Declared and Not Paid                                  $472       $406

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                          June 30, 1998
                           (UNAUDITED)

Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company) and its wholly owned Subsidiaries, First American Bank and Trust (the Bank), and One American Agency, Inc. are those which are generally practiced within the banking industry. The methods of applying those principles conform to generally accepted accounting principles and have been applied on a consistent basis. The principles that significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the following unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first six months ended June 30, 1998 are no indication of the expected results for the annual period that ends December 31, 1998. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1997.

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

     Material estimates that are particularly susceptible to change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and real estate owned, the Bank obtains independent appraisals for significant properties.

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at June 30, 1998 or 1997. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received. The classifies loans as impaired if, based on current information and events, it is possible that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

     Allowance for Loan Losses - The allowance for loan losses is an amount which in management's judgment is adequate to absorb potential losses in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans;, historical loss experience; results of examinations by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based upon collateral value or the present value of estimated cash flows.
     The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectibility of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

     Income Taxes - The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such timing differences.
     Deferred taxes are provided utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     The Company and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Companies in accordance with state statutes.

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At June 30, 1998, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,699,960 and 2,703,230 for the second quarters of 1998 and 1997, respectively; and 2,701,077 and 2,703,230 for the six month periods ending June 30, 1998 and 1997, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month and six month period ending June 30, 1997 have been retroactively restated for this stock split.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash on hand and amounts due from banks (including cash items in process of clearing).

     Comprehensive Income - The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The company adopted this statement in 1998. The only component of comprehensive income affecting the financial statements was unrealized gain or loss on securities available for sale that was immaterial for all periods presented.

     Acquisitions - On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc of Destrehan, St Charles Parish, Louisiana. The results of its operations are included in the financial statements for the three month and six month periods ended June 30, 1998.

                One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 1998

Second Quarter in Review

     For the current quarter of 1998, net income was $1.1 million compared to $1.2 million for the same quarter of 1997. An increase in provision for loan losses and increase in non-interest expense accounted for the decrease in net income. Earnings per common share were $.39 and $.44 for the second quarters of 1998 and 1997, respectively. Return on average assets on an annualized basis was 1.37% for the current quarter, and 1.65% for the same quarter of 1997. For the second quarters of 1998 and 1997, return on average equity on an annualized basis was 11.59% and 13.84%, respectively. Cash dividends were $.17 per share for the current quarter and $.15 per share for the same quarter of 1997.

     For the first six months of 1998, net income was $2.0 million compared to $2.2 million for the same period of 1996.
The reason for the decrease in net income for the first six months of 1998 compared to 1997 is also due to greater provisions for loan losses and increases in non-interest expense. Earnings per common share were $.75 and $.80 for the first six months of 1998 and 1997, respectively. Return on average assets on an annualized basis was 1.32% and 1.50% for the first six months of 1998 and 1997, respectively. For the first six months of 1998 and 1997, return on average equity on an annualized basis was 11.22% and 12.80%, respectively. Cash dividends were $.35 per share and $.30 per share for the first six months of 1998 and 1997, respectively

     Net interest income (FTE) for the current quarter was $3.6 million, $270 thousand greater than that of the second quarter of 1997. The net interest margin (FTE) was 5.04% for the current quarter and 4.97% for the same quarter of 1997. For the first six months of 1998, net interest income (FTE) was $7.0 million compared to $6.5 million for the same period of 1997. The resulting net interest margin (FTE) for the first six months of 1998 was 4.99% compared to 4.94% for the same period of 1997.

     During the second quarter of 1998, in comparison with the same quarter of 1997, average loans outstanding increased $14.6 million or 10% to $155.8 million. Average total deposits for the current quarter increased $17.5 million or 7% to $270.8 million when compared to the average total deposits for the same quarter of 1997. Average total assets for the current quarter increased $20.3 million or 7% to $309.7 million when respectively compared to the total average assets of the second quarter of 1997. For the first six months of 1998, in comparison with the same period of 1997, average loans outstanding increased $13.6 million or 10% to $152.3 million. Average total deposits for the current six month period increased $16.1 million or 6% to $268.7 million when compared to the average total deposits for the same period of 1997. Average total assets for the current six month period increased $19.0 million or 7% to $307.2 million when respectively compared to the total average assets of the same period of 1997.

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

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month and six month period ending June 30, 1997 have been retroactively adjusted for this stock split.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1998 was $3.6 million, 8% greater than the same quarter of 1997. The improvement in net interest income can be attributed to the change in volume of loans that provided an increase of $270 thousand in net interest income (FTE) when comparing the second quarter of 1998 to the second quarter of 1997. Net interest income (FTE) for the first six months of 1998 was $7.0 million, an increase of $467 thousand or 7% over the same period of 1997. The improvement in net interest income for the first six months of 1998 over the same period of 1997 can also be attributed to an increase in the volume of loans.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1998, average earning assets were $285.4 million, an increase of $17.9 million or 7% over the second quarter of 1997. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand that has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of a strong economic climate.

     The trend over the quarters compared shows the mix of interest bearing liabilities shifting to certificates of deposit and money market accounts from NOW accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits while at the same time improve the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1998, the average yield on earning assets was 7.91%, while the average cost of interest bearing liabilities was 3.78%, producing a net interest spread
(FTE) of 4.13%. The net interest margin (FTE) was 5.04% for the current quarter of 1998. In comparison, the net interest margin
(FTE) for the same quarter of 1997 was 4.97%. The cost of interest bearing liabilities during the second quarter of 1997 was 3.68%, while the yield on average earning assets was 7.80%, producing a net interest spread of 4.12%. The 10 basis point increase in the average cost of interest bearing liabilities from the second quarter of 1997 to the same quarter of 1998, was less than the 11 basis point increase in the yield on interest earning assets for the respective quarters.

     For the first six months of 1998, the average yield of earning assets was 7.88% while the cost of interest bearing liabilities were 3.79%, resulting in a net interest spread (FTE) of 4.09%. Net interest margin (FTE) was 4.99% for the first six months of 1998 compared to 4.94% for the same period of 1997.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended June 30, 1998, December 31, 1997, and June 30, 1997, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Earning Asset Structure                       Second                  First                   Second
In thousands                                Quarter 1998            Quarter 1998            Quarter 1997
                                                              % of                    % of                    % of
                                               Average     Earning     Average     Earning     Average     Earning
                                              Balances      Assets    Balances      Assets    Balances      Assets

Interest Bearing Deposits                       $2,844         1.0%     $4,569         1.6%     $2,524         0.9%
Federal Funds Sold                               9,925         3.4%     14,220         5.1%     10,976         4.1%
Securities
  Taxable                                      106,643        37.4%    101,804        36.4%    103,367        38.7%
  Non-Taxable                                   10,147         3.6%     10,633         3.8%      9,374         3.5%
Loans - Net                                    155,801        54.6%    148,787        53.1%    141,226        52.8%
    Total Earning Assets                      $285,360       100.0%   $280,013       100.0%   $267,467       100.0%

Deposit Structure                             Second                  First                   Second
                                            Quarter 1998            Quarter 1998            Quarter 1997
                                               Average        % of     Average        % of     Average        % of
                                              Balances    Deposits    Balances    Deposits    Balances    Deposits

Noninterest Bearing Deposits                   $55,090        20.3%    $52,864        19.8%    $48,796        19.3%
NOW Accounts                                    23,587         8.7%     25,641         9.6%     25,995        10.3%
Savings Accounts                                31,650        11.7%     31,128        11.7%     32,617        12.9%
Money Market Deposit Accounts                   54,780        20.2%     52,356        19.7%     49,822        19.7%
Certificates of Deposits
   less than $100,000                           94,303        34.9%     92,804        34.8%     84,923        33.4%
   Total Core Deposits                         259,410        95.8%    254,793        95.6%    242,153        95.6%
Certificates of Deposits
   greater than $100,000                        11,345         4.2%     11,860         4.4%     11,112         4.4%
   Total Deposits                             $270,755       100.0%   $266,653       100.0%   $253,265       100.0%

Interest Bearing Liabilities as a
   percentage of Earning Assets                   75.6%                   76.3%                   76.4%

Core Deposits as a percentage
   of Total Average Assets                        83.8%                   83.5%                   83.7%

Provision for Loan Losses

     Provision for Loan Losses was $300 thousand and $150 thousand for the second quarters of 1998 and 1997, respectively. Net charge-offs (recoveries) were ($89) thousand for the current quarter, versus $570 thousand for the same quarter of 1997.
Gross charge-offs as a percentage of average loans were .03% and
 .42% in the second quarters of 1998 and 1997, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 323% versus 3% for the same quarter of 1997. Management provided $100 thousand per month to provision for loan losses during the second quarter of 1998 due to a need to increase the unallocated portion of Allowance for Loan Losses.

     For the first six months of 1998, Provision for Loan Losses was $750 thousand compared to $225 thousand for the same period last year. Net charge-offs (recoveries) were ($70) thousand for the first six months of 1998, versus $557 thousand for the same period of 1997. Gross charge-offs as a percentage of average loans were .07% in the first six months of 1998 and .5% in the same period of 1997. Recoveries as a percentage of gross charge-offs for the first six months of 1998 were 169% versus 20% for the same period of 1997. As mentioned in the previous paragraph, management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase Allowance for Loan Losses was created due to past impaired credits that utilized a portion of the unallocated Allowance for Loan Losses.

Other Income

     Other income, including gains and losses from security transactions for the current quarter, was $930 thousand, a decrease of $133 thousand or 13% compared to the same quarter of 1997. Exclusive of security transactions, other income for the current quarter increased $33 thousand or 4% from the same period of 1997. Exclusive of security transactions, other income for the first six months of 1998 increased $209 thousand or 12% from the same period of 1997.

     Gain on purchased assets was $165 thousand for the current quarter, a decrease of $5 thousand from the same quarter of 1997. For the first six months of 1998, gain on purchased assets was $425 thousand, an increase of $144 thousand or 51% from the same period of 1997. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any are indeterminable.

     The Bank did not experience any gains from security transactions involving Available for Sale securities during the current quarter. However, the Bank experienced $166 thousand as gains from security transactions involving Available for Sale securities during the second quarter of 1997.

Other Expenses

     Other expenses were $2.6 million for the second quarter of 1998 and an increase of $205 thousand or 9% for the same quarter of 1997. Salaries and employee benefits were $1.3 million for the current quarter compared to $1.2 million for the same of quarter of 1997. Net occupancy expense was $309 thousand for the current quarter, compared to $312 thousand for the second quarter of 1997. Other operating expenses were $975 thousand for the current quarter, an increase of $58 thousand or 6% compared to the same quarter of 1997.

     For the first six months of 1998, other expenses were $5.0 million, an increase of $231 thousand or 5% from the same period of 1997. Salaries and employee benefits were $2.5 million for the six month period compared to $2.3 million for the same period of 1997. Net occupancy expense was $629 thousand for the first six months of 1998, compared to $605 thousand for the same period of 1997. Other operating expenses were $1.9 million for the first six months of 1997, a decrease of $41 thousand compared to the same period of 1997.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $490 thousand compared to $577 thousand for the second quarter of 1997. Effective tax rates are 32% and 33%, respectively. For the first six months of 1998, applicable income taxes were $992 thousand compared to $1.1 million for the same period of 1997. Effective tax rates are 33% and 34%, respectively for the first six months of 1998 and 1997. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $259.4 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above the maturities of the investment portfolio; cash flows from the loan portfolio; and the ability of short term borrowings; management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

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

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at June 30, 1998. The table indicates that the Company's interest bearing liabilities slightly exceed its earning assets out to the one year point in time, suggesting liabilities may reprice at a faster rate than assets. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
June 30, 1998
In thousands
                                        0-90     91-365   1 Year -  Over 5     Non-
                                        Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                          $12,262   $31,401   $55,678  $14,783     -      $114,124
   Loans, Net of Unearned Income        24,577    40,894    55,647   38,572       809   160,499
   Federal Funds Sold                    2,775     -         -         -        -         2,775
   Other Assets                          3,438     -         -         -       27,879    31,317
     Total Assets                      $43,052   $72,295  $111,325  $53,355   $28,688  $308,715

Liabilities
   NOW and Super NOW Deposits             $378    $1,128   $16,249   $4,437     -       $22,192
   Insured Money Market Accounts           390    27,676    28,741     -        -        56,806
   Savings Deposits                        975     2,923    21,288    6,287     -        31,473
   Certificates of Deposits             31,165    52,587    20,414    2,062     -       106,228
   Noninterest Bearing Deposits          4,796    14,514    22,480   10,434     -        52,224
   Other Liabilities                        36       109       672      283     1,556     2,656
   Stockholders' Equity                   -        -         -         -       37,136    37,136
   Total Liabilities and
       Stockholders' Equity            $37,740   $98,937  $109,843  $23,503   $38,692  $308,715

   Interest Rate Sensitivity Gap        $5,312  ($26,642)   $1,482  $29,852  ($10,004)    -
   Cumulative Interest Rate
     Sensitivity Gap                    $5,312  ($21,330) ($19,848) $10,004     -

   GAP / Assets                            1.7%     -8.6%      0.5%     9.7%     -3.2%
      Cumulative GAP / Assets              1.7%     -6.9%     -6.4%     3.2%    -

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 1998 and 1997, were $6.5 million and $8.6 million, respectively. The Bank had letters of credit of $553 thousand issued at June 30, 1998 compared to $470 thousand at June 30, 1997. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 1998 the available portion of these credit lines was $349 thousand compared to $628 thousand at June 30, 1997. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank issues credit cards. As of June 30, 1998, the aggregate credit available was $3.4 million, and $3.3 million at June 30, 1997. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The allowance for loan losses was $3.0 million at June 30, 1998 or 1.8% of loans outstanding. At June 30, 1997, the allowance for loan losses was $2.8 million or 1.9% of loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. The Bank is increasing the balance in Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future.

     As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given, the smaller loan - to - deposit relationships of the past.
Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the Allowance for Loan Losses was created due primarily to a non-domestic impaired credit that utilized a portion of the unallocated Allowance for Loan Losses during the third quarter of 1997.

     Management feels a necessity to replenish the unallocated portion of Allowance for Loan Losses which was utilized by this non-domestic credit. Management funded Allowance for Loan Losses from Provision for Loan Losses in the amount of $100 thousand per month during the second quarter of 1998. Management intends to continue funding the unallocated portion of Allowance for Loan Losses at an acceptable level until Allowance for Loan Losses is within an acceptable range based on modeling of the loan portfolio and the status of the allocated and unallocated portion of the Allowance for Loan Losses.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 1998 and 1997 were $292 thousand and $258 thousand, respectively. Impaired loans having recorded investments of $4.1 million at June 30, 1998 compared to $3.5 million at June 30, 1997 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total allowance for loan losses related to these loans is $1.1 million at June 30, 1998 compared to $937 thousand at June 30, 1997. Interest received on impaired loans amounted to $217 thousand at June 30, 1998 compared to $115 thousand at June 30, 1997. Non-accrual loans not included in impaired loans were immaterial at June 30, 1998 and 1997.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate was $36 thousand at June 30, 1998 and $78 thousand at the close of the second quarter of 1997. Repossessions are movable assets acquired through foreclosure or negotiated settlements of debt. No repossessions existed at June 30, 1998.

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans that are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not feel that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

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

Capital Adequacy Ratios
In Thousands                                 June 30, December 31,   June 30,
                                                 1998         1997       1997
Tier 1 Capital:
   Stockholders' Equity                       $35,900      $34,954    $33,928
Tier 2 Capital:
   Allowance for Loan Losses                    1,922        1,833      1,747
      Total Capital                           $37,822      $36,787    $35,675

Risk-Weighted Ratios:
   Tier 1 Capital                                23.5%        23.9%      24.4%
   Total Capital                                 24.8%        25.1%      25.7%
Leverage Ratio                                   11.6%        11.7%      11.8%
Stockholders' Equity                             11.6%        11.6%      11.7%

Regulatory Risk-Based Capitalization Requirements
                                                      SignificantlyCritically
                     Well       Adequately Under      Under        Under
                     CapitalizedCapitalizedCapitalizedCapitalized  Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital           6.0%       4.0%    < 4.0%       < 3.0%
   Total Capital           10.0%       8.0%    < 8.0%       < 6.0%
Leverage Ratio              5.0%       4.0%    < 4.0%       < 3.0%    <= 2.0% tangible
                                                                              equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $4.2 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

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

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                     Second Quarter 1998      First Quarter 1998      Second Quarter 1997
                                                  AVERAGE  INCOME/ YIELD/ AVERAGE  INCOME/ YIELD/  AVERAGE  INCOME/ YIELD/
                                                  BALANCE  EXPENSE  RATE  BALANCE  EXPENSE  RATE   BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts               $2,844    $55.1  7.77%  $4,569    $43.5   3.86%  $2,524    $36.6  5.82%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              9,925    140.3  5.67%  14,220    185.3   5.28%  10,976    150.8  5.51%
   Securities:
     Taxable                                      106,643  1,550.6  5.83% 101,804  1,464.3   5.83% 103,367  1,508.0  5.85%
     Non-Taxable*                                  10,147    217.6  8.60%  10,633    227.9   8.69%   9,374    205.0  8.77%
   Loans - Net                                    155,801  3,664.9  9.44% 148,787  3,504.1   9.55% 141,226  3,294.6  9.36%
       Total Earning Assets                       285,360  5,628.5  7.91% 280,013  5,425.1   7.86% 267,467  5,195.0  7.80%
   Allowance for Loan Losses                       (2,742)                 (2,329)                  (2,748)
   Nonearning Assets                               27,107                  27,406                   24,749
       Total Assets                              $309,725                $305,090                 $289,468

Liabilities and Stockholders' Equity
   NOW Accounts                                   $23,587    119.4  2.03% $25,641    139.7   2.21% $25,995    137.1  2.12%
   Savings Accounts                                31,650    200.3  2.54%  31,128    194.5   2.53%  32,617    205.2  2.52%
   Money Market Deposit Accounts                   54,780    421.9  3.09%  52,356    360.0   2.79%  49,822    348.7  2.81%
   Certificates of Deposits less than $100,000     94,303  1,148.8  4.89%  92,804  1,152.8   5.04%  84,923  1,055.8  4.99%
   Certificates of Deposits greater than $100,000  11,345    136.4  4.82%  11,860    143.7   4.91%  11,112    123.4  4.46%
      Total Interest Bearing Deposits             215,665  2,026.8  3.77% 213,789  1,990.7   3.78% 204,469  1,870.2  3.67%
   Other Borrowings                                 1,111     17.8  6.43%   1,147     17.9   6.33%     727     11.7  6.46%
      Total Interest Bearing Liabilities          216,776  2,044.6  3.78% 214,936  2,008.6   3.78% 205,196  1,881.9  3.68%
   Noninterest Bearing Deposits                    55,090                  52,864                   48,796
   Other Liabilities                                1,349                   1,236                    1,046
   Stockholders' Equity                            36,510                  36,054                   34,430
      Total Liabilities and Stockholders' Equity $309,725                $305,090                 $289,468

Net Interest Income - Tax Equivalent Basis*                3,583.9                 3,416.5                  3,313.1
Tax Equivalent Adjustment                                    (74.0)                  (77.5)                   (69.7)
    Net Interest Income                                   $3,509.9                $3,339.0                 $3,243.4

Net Interest Income - Spread*                                       4.13%                    4.09%                   4.12%

Net Interest Income as a % of Total Earning Assets*                 5.04%                    4.95%                   4.97%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
                                                                   Six Months Ended        Six Months Ended
                                                                   June 30, 1998           June 30, 1997
                                                 AVERAGE  INCOME/  YIELD/AVERAGE  INCOME/  YIELD/
                                                 BALANCE  EXPENSE  RATE  BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts               $3,760    $98.6  5.29%  $3,128    $85.0   5.48%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             12,061    325.6  5.44%  12,659    336.0   5.35%
   Securities:
     Taxable                                      104,237  3,014.9  5.83% 102,525  2,988.0   5.88%
     Non-Taxable*                                  10,389    445.5  8.65%   9,387    407.6   8.76%
   Loans - Net                                    152,313  7,168.9  9.49% 138,734  6,453.1   9.38%
       Total Earning Assets                       282,760 11,053.5  7.88% 266,433 10,269.7   7.77%
   Allowance for Loan Losses                       (2,537)                 (2,944)
   Nonearning Assets                               26,970                  24,681
       Total Assets                              $307,193                $288,170

Liabilities and Stockholders' Equity
   NOW Accounts                                   $24,607    253.5  2.08% $26,450    276.8   2.11%
   Savings Accounts                                31,391    394.9  2.54%  32,280    403.8   2.52%
   Money Market Deposit Accounts                   53,575    812.5  3.06%  51,115    710.9   2.80%
   Certificates of Deposits less than $100,000     93,140  2,276.5  4.93%  83,087  2,067.1   5.02%
   Certificates of Deposits greater than $100,000  11,999    280.1  4.71%  11,652    255.0   4.41%
      Total Interest Bearing Deposits             214,712  4,017.5  3.77% 204,584  3,713.6   3.66%
   Other Borrowings                                 1,129     35.7  6.38%     738     23.6   6.45%
      Total Interest Bearing Liabilities          215,841  4,053.2  3.79% 205,322  3,737.2   3.67%
   Noninterest Bearing Deposits                    54,003                  48,011
   Other Liabilities                                1,288                   1,041
   Stockholders' Equity                            36,061                  33,796
      Total Liabilities and Stockholders' Equity $307,193                $288,170

Net Interest Income - Tax Equivalent Basis*                7,000.3                 6,532.5
Tax Equivalent Adjustment                                   (151.5)                 (138.6)
    Net Interest Income                                   $6,848.8                $6,393.9

Net Interest Income - Spread*                                       4.09%                    4.10%

Net Interest Income as a % of Total Earning Assets*                 4.99%                    4.94%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                           Six Months Ended
                                                 Second Quarter 1998  Second Quarter 1998  June 30, 1998
                                                   vs                   vs                   vs
                                                  First Quarter 1998   Second Quarter 1997 June 30, 1997
                                                 Change due to Total  Change due to Total  Change due Total
                                                 Volume  Rate  Change Volume  Rate  Change VolumeRateChange

Interest Earning Assets:
   Interest Bearing Deposit Accounts             ($16.4)$28.0   $11.6   $4.6 $13.9   $18.5   $17.2 ($3.6)  $13.6
   Federal Funds Sold                             (56.0) 11.0   (45.0) (14.4)  3.9   (10.5)  (15.9)  5.5   (10.4)
   Securities:
      Taxable                                      69.6  16.7    86.3   47.8  (5.2)   42.6    49.9 (23.0)   26.9
      Non-Taxable*                                (10.4)  0.1   (10.3)  16.9  (4.3)   12.6    43.5  (5.6)   37.9
   Loans                                          165.2  (4.4)  160.8  340.0  30.3   370.3   631.6  84.2   715.8
      Total Interest Income                       152.0  51.4   203.4  394.9  38.6   433.5   726.3  57.4   783.8

Interest Bearing Liabilities:
   NOW Accounts                                   (11.2) (9.1)  (20.3) (12.7) (5.0)  (17.7)  (19.3) (4.0)  (23.3)
   Savings Accounts                                 3.3   2.5     5.8   (6.1)  1.2    (4.9)  (11.1)  2.2    (8.9)
   Money Market Deposit Accounts                   16.7  45.2    61.9   34.7  38.5    73.2    34.2  67.4   101.6
   Certificates of Deposits less than $100,000     18.6 (22.6)   (4.0) 116.6 (23.6)   93.0   250.1 (40.7)  209.4
   Certificates of Deposits greater than $100,000  (6.2) (1.1)   (7.3)   2.6  10.4    13.0     7.6  17.5    25.1
   Other Borrowings                                (0.6)  0.5    (0.1)   6.2  (0.1)    6.1    12.5  (0.4)   12.1
      Total Interest Expense                       20.6  15.4    36.0  141.3  21.4   162.7   274.0  42.0   316.0
   Increase (Decrease) in
      Interest Differential                      $131.4 $36.0  $167.4 $253.6 $17.2  $270.8  $452.3 $15.4  $467.8

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual shareholder's meeting of the Company held on April 22, 1998, the following matters were submitted for a vote:

STOCK SPLIT PROPOSAL

     The Board of Directors unanimously recommends that the shareholders authorize a two-for-one stock split of all of the Common Stock of the Company issued and outstanding on April 22, 1998, and, in connection therewith, adopt an amendment (the "Amendment") to ARTICLE FOUR of the Company's Restated Articles of Incorporation, as amended (the "Articles"), to restate the par value of the Company's Common Stock at $2.50 per share. The text of Article Four is set forth below.

                      ARTICLE FOUR:  STOCK

               The Corporation is authorized to issue
          one class of shares to be designated as
          "common". The total number of shares which the Corporation is authorized to issue is 10,000,000 shares and the par value of each share is $2.50. Shares redeemed by the Corporation shall be restored to the status of authorized but unissued shares of the Corporation.

     The stock split proposal was approved at the Annual Shareholder's Meeting on April 22, 1998 by a vote of 1,115,397 shares in favor, 0 shares against and 6,490 shares abstaining.

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

     The financial statements as of December 31, 1997, were examined by Hannis T. Bourgeois, L. L. P. independent public accountant, who rendered an independent professional opinion on the financial statements prepared by management. The financial statements as of June 30, 1998, have not been reviewed by Hannis
T. Bourgeois, L. L. P.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By: /s/ Frank J. Bourgeois
Frank J. Bourgeois, President

August 13, 1998
Date