Form 10-Q
period 1998-09-30
ONE AMERICAN CORP
filed 1998-11-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
  Quarter Ended September 30, 1998 Commission File Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


Louisiana                             72-0948181
(State or other jurisdiction of       (IRS Employer Identification No.)
Incorporation of Organization)

 2785 LA Hwy. 20 West
 P. O. Box 550
 Vacherie, Louisiana                          70090-0550
(Address of principal executive offices)      (Zip Code)

Registrant's Telephone Number, including area code:  (504) 265-2265

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

      Common stock $2.50 Par Value, 2,671,278 shares outstanding as of November 12, 1998.

                         Form 10-Q Index

                             Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     September 30, 1998, December 31, 1997 and September 30, 1997  3

     Consolidated Statements of Income
     for the three and nine months ended September 30, 1998 and
     1997                                                          4

     Consolidated Statements of Changes in Stockholders' Equity
     for the nine months ended September 30, 1998 and 1997         5

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1998 and 1997         6

     Notes to Consolidated Financial Statements                    7

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                    11

     Average Balance Sheets and Interest Rate Analysis
     for the three months ended September 30, 1998,
     June 30, 1998 and September 30, 1997                         23

     Average Balance Sheets and Interest Rate Analysis
     for the nine months ended September 30, 1998
     and September 30, 1997                                       24

     Interest Differentials
     for the three months ended September 30, 1998,
     June 30, 1998, and September 30, 1997 and the
     nine months ended September 30, 1998 and 1997                25


                             Part II
Other Information

     Legal Proceedings                                            26

     Exhibits and Reports on Form 8-K                             27

     Management's Responsibility for Financial Reporting          27

     Signatures                                                   28

Consolidated Balance Sheets
One American Corp. and Subsidiaries                                         Unaudited     Unaudited      Unaudited
                                                                        September 30,  December 31,  September 30,
In thousands                                                                1998           1997          1997
Assets
   Cash and Due From Banks                                                    $11,562       $10,219        $12,179
   Interest Bearing Deposits in Other Banks                                     3,445         2,896          3,501
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                         13,375        12,150         10,975
   Securities
      Available for Sale (Amortized Cost of $98,345, $114,212
         and $108,030, respectively)                                           99,617       114,877        108,568
         Total Securities                                                      99,617       114,877        108,568
   Loans                                                                      175,796       149,165        146,108
      Less:  Allowance for Loan Losses                                         (3,425)       (2,190)        (1,711)
   Loans, Net                                                                 172,371       146,975        144,397

   Bank Premises and Equipment                                                 11,386        10,837         10,593
   Other Real Estate                                                               19            78            128
   Accrued Interest Receivable                                                  2,015         2,176          2,060
   Other Assets                                                                 2,409         2,186          3,210
        Total Assets                                                         $316,199      $302,394       $295,611

Liabilities
   Deposits:
     Noninterest Bearing                                                      $52,579       $52,015        $49,244
     Interest Bearing                                                         223,279       211,642        208,383
         Total Deposits                                                       275,858       263,657        257,627

   Accrued Interest Payable                                                       767           777            686
   Other Liabilities                                                            2,027         1,705          1,532
        Total Liabilities                                                     278,652       266,139        259,845

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                                   7,500         7,500          7,500
   Surplus                                                                      5,000         5,000          5,000
   Retained Earnings                                                           25,622        23,943         23,536
   Unrealized Gain (Loss) on Securities Available for Sale, Net                   839           439            355
   Treasury Stock - 328,722, 296,900 and 296,770 shares at cost                (1,414)         (627)          (625)
        Total Stockholders' Equity                                             37,547        36,255         35,766
        Total Liabilities and Stockholders' Equity                           $316,199      $302,394       $295,611

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                              Three Months Ended        Nine Months Ended
for the three and nine months ended September 30, 1998 and 1997             Unaudited     Unaudited      Unaudited Unaudited
In thousands, except per share data                                              1998          1997           1998      1997
Interest Income
   Interest and Fees on Loans                                                  $3,903        $3,404        $11,072    $9,857
   Interest on Securities:
      Taxable Interest                                                          1,439         1,489          4,454     4,477
      Nontaxable Interest                                                         144           153            438       422
         Total Interest on Securities                                           1,583         1,642          4,892     4,899
   Other Interest Income                                                          147           162            572       583

      Total Interest Income                                                     5,633         5,208         16,536    15,339

   Interest Expense on Deposits                                                 2,136         1,940          6,190     5,677
      Net Interest Income                                                       3,497         3,268         10,346     9,662

Provision for Loan Losses                                                         225           300            975       525
   Net Interest Income After
      Provision for Loan Losses                                                 3,272         2,968          9,371     9,137

Other Income
   Service Charges on Deposit Accounts                                            523           522          1,542     1,565
   Gain on Securities                                                               0             0              0       190
   Gain on Purchased Assets                                                       146           125            571       406
   Other Operating Income                                                         235           255            719       650
      Total Other Income                                                          904           902          2,832     2,811
      Income Before Other Expenses                                              4,176         3,870         12,203    11,948

Other Expenses
   Salaries and Employee Benefits                                               1,269         1,192          3,786     3,468
   Net Occupancy Expense                                                          333           326            962       931
   Net ORE and Repossession Expense                                                11           (32)            (9)      (59)
   Other Operating Expenses                                                       982           930          2,868     2,857
      Total Other Expenses                                                      2,595         2,416          7,607     7,197
       Income Before Income Taxes                                               1,581         1,454          4,596     4,751
Applicable Income Taxes                                                           513           460          1,505     1,594
      Net Income                                                               $1,068          $994         $3,091    $3,157

      Net Income Per Share                                                      $0.40         $0.37          $1.15     $1.17

      Cash Dividends Per Share                                                  $0.18         $0.15          $0.53     $0.45

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 1998 and 1997                       Unaudited     Unaudited
In thousands                                                                     1998          1997
Common Stock
  Balance - Beginning and End of Period                                        $7,500        $7,500

Surplus
  Balance - Beginning and End of Period                                        $5,000        $5,000

Retained Earnings
  Balance - Beginning of Period                                               $23,943       $21,596
  Net Income                                                                    3,091         3,157
  Cash Dividends                                                               (1,412)       (1,217)
  Balance - End of Period                                                     $25,622       $23,536

Unrealized Gain (Loss) on Securities Available for Sale, Net
  Balance - Beginning of Period                                                  $439           $64
  Net Change in Unrealized Gain (Loss)                                            400           291
  Balance - End of Period                                                        $839          $355

Treasury Stock
  Balance - Beginning of Period                                                 ($627)        ($625)
  Treasury Stock Purchased (31,822 shares )                                      (787)            0
  Balance - End of Period                                                     ($1,414)        ($625)

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 1998 and 1997                       Unaudited     Unaudited
In thousands                                                                     1998          1997
Cash Flows From Operating Activities
  Net Income                                                                   $3,091        $3,157
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                                   (571)         (405)
      Provision for Depreciation                                                  611           562
      Provision for Loan Losses                                                   975           525
      Net Amortization (Accretion) on Securities                                 (216)          (89)
      Provision (Credit) for Deferred Income Taxes                               (332)          232
      (Gain) Loss on Sale of Other Real Estate and Repossessions                   (6)          (59)
      (Gain) Loss on Securities                                                     0          (189)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                          161           (29)
      (Increase) Decrease in Other Assets                                         (96)       (1,166)
      Increase (Decrease) in Accrued Interest Payable                             (10)           (7)
      Increase (Decrease) in Other Liabilities                                    429           413
        Net Cash Provided by Operating Activities                               4,036         2,945
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                         50,731        44,159
  Purchases of Securities Available for Sale                                  (34,650)      (40,302)
  Proceeds from Sale of Securities Available for Sale                               0           189
  Net (Increase) Decrease in Federal Funds Sold                                (1,225)        2,350
  Net (Increase) Decrease in Loans                                            (25,834)      (11,872)
  Proceeds from Sale of Other Real Estate and Repossessions                        99           130
  Purchases of Premises and Equipment                                          (1,160)       (1,509)
  Proceeds from Other Borrowings                                                 (106)          (64)
    Net Cash Used in Investing Activities                                     (12,145)       (6,919)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                        5,609        (7,586)
  Net Increase (Decrease) in Certificates of Deposits                           6,593        14,509
  Dividends Paid                                                               (1,413)       (1,215)
   Treasury Stock Purchased                                                      (788)            0
    Net Cash Provided By Financing Activities                                  10,001         5,708
Increase (Decrease) in Cash and Cash Equivalents                                1,892         1,734
Cash and Cash Equivalents - Beginning of Period                                13,115        13,946
Cash and Cash Equivalents - End of Period                                     $15,007       $15,680
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                         $1,745        $1,231
   Interest Paid on Deposits                                                   $6,200        $5,685
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                              $34          $131
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                              $606          $441
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale                    $206          $150
Noncash Financing Activities:
   Dividends Declared and Not Paid                                               $472          $406

The accompanying notes are an integral part of these financial statements.

               One American Corp. and Subsidiaries
           Notes to Consolidated Financial Statements
                       September 30, 1998
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first nine months ended September 30, 1998 are no indication of the expected results for the annual period that ends December 31, 1998. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1997.

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

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at September 30, 1998 or 1997. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received. The Bank classifies loans as impaired if, based on current information and events, it is possible that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At September 30, 1998, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,672,804 and 2,703,230 for the third quarters of 1998 and 1997, respectively; and 2,682,497 and 2,703,230 for the nine month periods ending September 30, 1998 and 1997, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month and nine month period ending September 30, 1997 have been retroactively restated for this stock split.

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

     Acquisitions - On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc of Destrehan, St Charles Parish, Louisiana. The results of its operations are included in the financial statements for the three month and nine month periods ended September 30, 1998.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                       September 30, 1998

Third Quarter in Review

     For the current quarter of 1998, net income was $1.1 million compared to $1.0 million for the same quarter of 1997. An increase in net interest income and a decrease in provisions for loan losses primarily accounted for the increase in net income. Earnings per common share were $.40 and $.37 for the third quarters of 1998 and 1997, respectively. Return on average assets on an annualized basis was 1.36% for the current quarter, and 1.36% for the same quarter of 1997. For the third quarters of 1998 and 1997, return on average equity on an annualized basis was 11.63% and 11.32%, respectively. Cash dividends were $.18 per share for the current quarter and $.15 per share for the same quarter of 1997.

     For the first nine months of 1998, net income was $3.1 million compared to $3.2 million for the same period of 1997.
The reason for the decrease in net income for the first nine months of 1998 compared to 1997 is due to greater provisions for loan losses and increases in non-interest expense. Earnings per common share were $1.15 and $1.17 for the first nine months of 1998 and 1997, respectively. Return on average assets on an annualized basis was 1.33% and 1.45% for the first nine months of 1998 and 1997, respectively. For the first nine months of 1998 and 1997, return on average equity on an annualized basis was 11.33% and 12.72%, respectively. Cash dividends were $.53 per share and $.45 per share for the first nine months of 1998 and 1997, respectively.

     Net interest income (FTE) for the current quarter was $3.5 million, $229 thousand greater than that of the third quarter of 1997. The net interest margin (FTE) was 4.90% for the current quarter and 4.95% for the same quarter of 1997. For the first nine months of 1998, net interest income (FTE) was $10.3 million compared to $9.7 million for the same period of 1997. The resulting net interest margin (FTE) for the first nine months of 1998 was 4.96% compared to 4.94% for the same period of 1997.

     During the third quarter of 1998, in comparison with the same quarter of 1997, average loans outstanding increased $25.6 million or 18% to $169.2 million. Average total deposits for the current quarter increased $19.2 million or 8% to $273.8 million when compared to the average total deposits for the same quarter of 1997. Average total assets for the current quarter increased $21.5 million or 7% to $313.1 million when compared to the total average assets of the third quarter of 1997. For the first nine months of 1998, in comparison with the same period of 1997, average loans outstanding increased $17.6 million or 13% to $158.0 million. Average total deposits for the current nine month period increased $17.0 million or 7% to $270.4 million when compared to the average total deposits for the same period of 1997. Average total assets for the current nine month period increased $19.6 million or 7% to $309.3 million when respectively compared to the total average assets of the same period of 1997.

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

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month and nine month period ending September 30, 1997 have been retroactively adjusted for this stock split.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1998 was $3.6 million, 7% greater than the same quarter of 1997. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $500 thousand in net interest income
(FTE) when comparing the third quarter of 1998 to the third quarter of 1997. Net interest income (FTE) for the first nine months of 1998 was $10.6 million, an increase of $691 thousand or 7% over the same period of 1997. The improvement in net interest income for the first nine months of 1998 over the same period of 1997 can also be attributed primarily to an increase in the volume of loans.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1998, average earning assets were $288.9 million, an increase of $20.4 million or 8% over the third quarter of 1997. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand that has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of a strong economic climate.

     The trend over the quarters compared shows the mix of interest bearing liabilities shifting to certificates of deposit and money market accounts from NOW accounts. As an additional note, the Bank continues to benefit from the increase in volume of non-interest bearing deposits while at the same time improving the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1998, the average yield on earning assets was 7.84%, while the average cost of interest bearing liabilities was 3.83%, producing a net interest spread
(FTE) of 4.01%. The net interest margin (FTE) was 4.90% for the current quarter of 1998. In comparison, the net interest margin
(FTE) for the same quarter of 1997 was 4.95%. The cost of interest bearing liabilities during the third quarter of 1997 was 3.72%, while the yield on average earning assets was 7.82%, producing a net interest spread of 4.10%. The 11 basis point increase in the average cost of interest bearing liabilities from the third quarter of 1997 to the same quarter of 1998, was more than the 2 basis point increase in the yield on interest earning assets for the respective quarters.

     For the first nine months of 1998, the average yield of earning assets was 7.87% while the cost of interest bearing liabilities were 3.80%, resulting in a net interest spread (FTE) of 4.07%. Net interest margin (FTE) was 4.96% for the first nine months of 1998 compared to 4.94% for the same period of 1997.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended September 30, 1998, December 31, 1997, and September 30, 1997, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Earning Asset Structure                         Third                       Second                      Third
In thousands                                    Quarter 1998                Quarter 1998                Quarter 1997
                                                              % of                        % of                        % of
                                                Average       Earning       Average       Earning       Average       Earning
                                                Balances       Assets       Balances       Assets       Balances       Assets

Interest Bearing Deposits                         $2,825           1.0%       $2,844           1.0%       $2,124           0.7%
Federal Funds Sold                                 8,541           2.9%        9,925           3.4%        9,857           3.7%
Securities
  Taxable                                         98,137          34.0%      106,643          37.4%      102,015          38.1%
  Non-Taxable                                     10,142           3.5%       10,147           3.6%       10,850           4.0%
Loans - Net                                      169,229          58.6%      155,801          54.6%      143,618          53.5%
    Total Earning Assets                        $288,874         100.0%     $285,360         100.0%     $268,464         100.0%
Deposit Structure                               Third                       Second                      Third
                                                Quarter 1998                Quarter 1998                Quarter 1997
                                                Average         % of        Average         % of        Average         % of
                                                Balances      Deposits      Balances      Deposits      Balances      Deposits

Noninterest Bearing Deposits                     $53,454          19.5%      $55,090          20.3%      $48,522          19.2%
NOW Accounts                                      23,284           8.5%       23,587           8.7%       25,546          10.0%
Savings Accounts                                  30,799          11.2%       31,650          11.7%       32,394          12.7%
Money Market Deposit Accounts                     57,341          20.9%       54,780          20.3%       48,893          19.2%
Certificates of Deposits
   less than $100,000                             97,374          35.7%       94,303          34.8%       87,564          34.3%
   Total Core Deposits                           262,252          95.8%      259,410          95.8%      242,919          95.4%
Certificates of Deposits
   greater than $100,000                          11,530           4.2%       11,345           4.2%       11,643           4.6%
   Total Deposits                               $273,782         100.0%     $270,755         100.0%     $254,562         100.0%

Interest Bearing Liabilities as a
   percentage of Earning Assets                    76.3%                       75.6%                       76.7%

Core Deposits as a percentage
   of Total Average Assets                         83.8%                       83.8%                       83.3%

Provision for Loan Losses

     Provision for Loan Losses was $225 thousand and $300 thousand for the third quarters of 1998 and 1997, respectively. Management provided $75 thousand per month to provision for loan losses during the third quarter of 1998. For the first nine months of 1998, Provision for Loan Losses was $975 thousand compared to $525 thousand for the same period last year. Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase Allowance for Loan Losses was created due to past impaired credits that utilized a portion of the unallocated Allowance for Loan Losses.

Other Income

     Other income for the current quarter was $904 thousand, an increase of $2 thousand or 0.2% compared to $902 thousand for the same quarter of 1997. Exclusive of security transactions, other income for the first nine months of 1998 increased $211 thousand or 8% from the same period of 1997.

     Gain on purchased assets was $146 thousand for the current quarter, an increase of $21 thousand from the same quarter of 1997. For the first nine months of 1998, gain on purchased assets was $571 thousand, an increase of $165 thousand or 41% from the same period of 1997. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any are indeterminable.

     The Bank did not experience any gains from security transactions involving Available for Sale securities during both the current quarter and the same respective period in 1997.
However, the Bank experienced $190 thousand in gains from security transactions involving Available for Sale securities during the nine month period ending September 30, 1997.

Other Expenses

     Other expenses were $2.6 million for the third quarter of 1998 , an increase of $179 thousand or 7% for the same quarter of 1997. Salaries and employee benefits were $1.3 million for the current quarter compared to $1.2 million for the same of quarter of 1997. Net occupancy expense was $333 thousand for the current quarter, compared to $326 thousand for the third quarter of 1997. Other operating expenses were $982 thousand for the current quarter, an increase of $52 thousand or 5% compared to the same quarter of 1997.

     For the first nine months of 1998, other expenses were $7.6 million, an increase of $410 thousand or 6% from the same period of 1997. Salaries and employee benefits were $3.8 million for the nine month period compared to $3.5 million for the same period of 1997. Net occupancy expense was $962 thousand for the first nine months of 1998 compared to $931 thousand for the same period of 1997. Other operating expenses were $2.9 million for the first nine months of 1997, an increase of $11 thousand compared to the same period of 1997.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $513 thousand compared to $460 thousand for the third quarter of 1997. Effective tax rates are 32% for both periods mentioned. For the first nine months of 1998, applicable income taxes were $1.5 million compared to $1.6 million for the same period of 1997. Effective tax rates are 33% and 34%, respectively for the first nine months of 1998 and 1997. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its' depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $262.3 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the ability of short term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, given changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. GAP analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturities and repricing period inconsistencies. Management also measures interest rate risk exposure by process of dynamic income simulation. The latter process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.

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

     The Bank has established decay rate assumptions given data collection over the last 10 or so years on MMDA, Savings Accounts, Now Accounts, and Non-interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base, which may not reprice in the same manner as the rate sensitive portion.

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at
September 30, 1998. The table indicates that the Company's interest bearing liabilities slightly exceed its earning assets out to the one year point in time, suggesting liabilities may reprice at a faster rate than assets. This may not be the case in reality given that mentioned above as it pertains to GAP analysis.

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

Interest Rate Sensitivity Table
September 30, 1998
In thousands
                                        0-90     91-365    1 Year -  Over 5 Non-
                                        Days      Days     5 Years   Years  Sensitive   Total
Assets
   Securities                          $12,061   $30,701   $42,517  $14,338     -       $99,617
   Loans, Net of Unearned Income        28,903    35,361    61,351   45,849       907   172,371
   Federal Funds Sold                   13,375     -         -         -        -        13,375
   Other Assets                          3,445     -         -         -       27,391    30,836
     Total Assets                      $57,784   $66,062  $103,868  $60,187   $28,298  $316,199

Liabilities
   NOW and Super NOW Deposits             $419    $1,248   $16,455   $4,520     -       $22,642
   Insured Money Market Accounts           162    28,786    29,474     -        -        58,423
   Savings Deposits                        987     2,955    21,133    6,259     -        31,334
   Certificates of Deposits             29,199    60,140    19,506    2,035     -       110,880
   Noninterest Bearing Deposits          4,814    14,573    22,689   10,504     -        52,579
   Other Liabilities                        33       103       649      274     1,735     2,794
   Stockholders' Equity                   -        -         -         -       37,547    37,547
   Total Liabilities and
       Stockholders' Equity            $35,614  $107,805  $109,906  $23,592   $39,282  $316,199

   Interest Rate Sensitivity Gap       $22,170  ($41,743)  ($6,038) $36,595  ($10,984)    -
   Cumulative Interest Rate
     Sensitivity Gap                   $22,170  ($19,573) ($25,611) $10,984     -

   GAP / Assets                            7.0%    -13.2%     -1.9%    11.6%     -3.5%
      Cumulative GAP / Assets              7.0%     -6.2%     -8.1%     3.5%    -

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 1998 and 1997, were $15.4 million and $9.7 million, respectively. The Bank had letters of credit of $547 thousand issued at September 30, 1998 compared to $657 thousand at September 30, 1997. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 1998 the available portion of these credit lines was $338 thousand compared to $569 thousand at September 30, 1997. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank issues credit cards. As of September 30, 1998, the aggregate credit available was $3.6 million, and $3.4 million at September 30, 1997. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The Allowance for Loan Losses was $3.4 million at September 30, 1998 or 2.0% of loans outstanding. At September 30, 1997, the Allowance for Loan Losses was $1.7 million or 1.2% of loans outstanding. Net charge-offs (recoveries) were ($190) thousand for the current quarter, versus $1.3 million for the same quarter of 1997. Gross charge-offs as a percentage of average loans were
 .02% and .94% in the third quarters of 1998 and 1997, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 733% versus 1% for the same quarter of 1997. Net charge-offs (recoveries) were ($260) thousand for the first nine months of 1998, versus $1.9 million for the same period of 1997. Gross charge-offs as a percentage of average loans were .08% in the first nine months of 1998 and 1.5% in the same period of 1997. Recoveries as a percentage of gross charge-offs for the first nine months of 1998 were 299% versus 7% for the same period of 1997.

     The Allowance for Loan Losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. The Bank is increasing the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future.

     As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given the smaller loan - to - deposit relationships of the past.
Management feels a need to increase the unallocated portion of the Allowance for Loan Losses. The need to increase the Allowance for Loan Losses was created due primarily to a non-domestic impaired credit that utilized a portion of the unallocated Allowance for Loan Losses during the third quarter of 1997.

     Management feels a necessity to replenish the unallocated portion of the Allowance for Loan Losses which was utilized by this non-domestic credit. Management funded the Allowance for Loan Losses from Provision for Loan Losses in the amount of $75 thousand per month during the third quarter of 1998. Management intends to continue funding the unallocated portion of the Allowance for Loan Losses at an acceptable level until the Allowance for Loan Losses is within an acceptable range based on modeling of the loan portfolio and the status of the allocated and unallocated portion of the Allowance for Loan Losses.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 1998 and 1997 were $617 thousand and $259 thousand, respectively. Impaired loans having recorded investments of $4.4 million at September 30, 1998 compared to $3.6 million at September 30, 1997 have been recognized in conformity with SFAS No. 114 as amended by SFAS No.
118. The total Allowance for Loan Losses related to these loans was $1.7 million at September 30, 1998 compared to $725 thousand at September 30, 1997. Interest received on impaired loans amounted to $365 thousand at September 30, 1998 compared to $299 thousand at September 30, 1997. Non-accrual loans not included in impaired loans were immaterial at September 30, 1998 and 1997.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $19 thousand at September 30, 1998 and $128 thousand at the close of the third quarter of 1997. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. No repossessions existed at September 30, 1998. At September 30, 1997, repossessions were $425 thousand.

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

Capital Adequacy Ratios
In Thousands                               September 30,December 31, September 30,
                                                   1998         1997         1997
Tier 1 Capital:
   Stockholders' Equity                         $35,897      $34,954      $34,533
Tier 2 Capital:
   Allowance for Loan Losses                      2,029        1,833        1,711
      Total Capital                             $37,926      $36,787      $36,244

Risk-Weighted Ratios:
   Tier 1 Capital                                  22.3%        23.9%        22.8%
   Total Capital                                   23.6%        25.1%        24.0%
Leverage Ratio                                     11.5%        11.7%        11.9%
Stockholders' Equity                               11.4%        11.6%        11.7%

Regulatory Risk-Based Capitalization Requirements
                                                        SignificantlyCritically
                     Well       Adequately Under        Under        Under
                     CapitalizedCapitalizedCapitalized  Capitalized  Capitalized
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

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $3.9 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. To date the committee has written a policy that addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The committee feels that the Bank is currently in the validation phase. Management does not feel that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The costs incurred in relation to the Year 2000 issue during 1998 were immaterial.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                  Third Quarter 1998      Second Quarter 1998    Third Quarter 1997
                                                  AVERAGE  INCOME/  YIELD AVERAGE  INCOME/ YIELD AVERAGE  INCOME/ YIELD/
                                                  BALANCE  EXPENSE  RATE  BALANCE  EXPENSE RATE  BALANCE  EXPENSE RATE
Assets
   Interest Bearing Deposit Accounts               $2,825     $31.1 4.37%  $2,844    $55.1 7.77%  $2,124    $25.1 4.69%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              8,541     115.7 5.37%   9,926    140.3 5.67%   9,857    137.2 5.52%
   Securities:
     Taxable                                       98,137   1,439.4 5.82% 106,643  1,550.6 5.83% 102,015  1,489.0 5.79%
     Non-Taxable*                                  10,142     217.6 8.51%  10,147    217.6 8.60%  10,850    232.6 8.51%
   Loans - Net                                    169,229   3,903.0 9.15% 155,801  3,664.9 9.44% 143,618  3,403.7 9.40%
       Total Earning Assets                       288,874   5,706.8 7.84% 285,361  5,628.5 7.91% 268,464  5,287.6 7.82%
   Allowance for Loan Losses                       (3,148)                 (2,742)                (2,209)
   Nonearning Assets                               27,361                  27,107                 25,358
       Total Assets                              $313,087                $309,726               $291,613

Liabilities and Stockholders' Equity
   NOW Accounts                                   $23,284     126.2 2.15% $23,587    119.4 2.03% $25,546    137.7 2.14%
   Savings Accounts                                30,799     196.4 2.53%  31,650    200.3 2.54%  32,394    206.8 2.53%
   Money Market Deposit Accounts                   57,341     464.4 3.21%  54,780    421.9 3.09%  48,893    345.3 2.80%
   Certificates of Deposits less than $100,000     97,374   1,188.4 4.84%  94,303  1,148.8 4.89%  87,564  1,109.9 5.03%
   Certificates of Deposits greater than $100,000  11,530     143.2 4.93%  11,345    136.4 4.82%  11,643    129.1 4.40%
      Total Interest Bearing Deposits             220,328   2,118.6 3.81% 215,665  2,026.8 3.77% 206,040  1,928.8 3.71%
   Other Borrowings                                 1,079      17.2 6.33%   1,111     17.8 6.43%     706     11.4 6.41%
      Total Interest Bearing Liabilities          221,407   2,135.8 3.83% 216,776  2,044.6 3.78% 206,746  1,940.2 3.72%
   Noninterest Bearing Deposits                    53,454                  55,090                 48,522
   Other Liabilities                                1,508                   1,350                  1,228
   Stockholders' Equity                            36,718                  36,510                 35,117
      Total Liabilities and Stockholders' Equity $313,087                $309,726               $291,613

Net Interest Income - Tax Equivalent Basis*                 3,571.0                3,583.9                3,347.4
Tax Equivalent Adjustment                                     (74.0)                 (74.0)                 (79.1)
    Net Interest Income                                    $3,497.0               $3,509.9               $3,268.3

Net Interest Income - Spread*                                       4.01%                  4.13%                  4.10%

Net Interest Income as a % of Total Earning Assets*                 4.90%                  5.04%                  4.95%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
                                                 Nine Months Ended       Nine Months Ended
                                                 September 30, 1998      September 30, 1997
                                                 AVERAGE  INCOME/   YIELDAVERAGE  INCOME/  YIELD/
                                                 BALANCE  EXPENSE   RATE BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts               $3,446    $129.7 5.03%  $2,790   $110.0 5.27%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             10,875     441.2 5.42%  11,715    473.3 5.40%
   Securities:
     Taxable                                      102,181   4,454.3 5.83% 102,407  4,477.1 5.85%
     Non-Taxable*                                  10,306     663.2 8.60%   9,880    640.2 8.66%
   Loans - Net                                    158,013  11,072.0 9.37% 140,380  9,856.8 9.39%
       Total Earning Assets                       284,821  16,760.4 7.87% 267,172 15,557.4 7.79%
   Allowance for Loan Losses                       (2,743)                 (2,697)
   Nonearning Assets                               27,188                  25,148
       Total Assets                               309,266                 289,623

Liabilities and Stockholders' Equity
   NOW Accounts                                    24,161     379.7 2.10%  26,145    414.4 2.12%
   Savings Accounts                                31,391     591.3 2.52%  32,318    610.6 2.53%
   Money Market Deposit Accounts                   54,823   1,277.1 3.11%  50,481  1,056.2 2.80%
   Certificates of Deposits less than $100,000     94,631   3,464.9 4.90%  84,730  3,177.1 5.01%
   Certificates of Deposits greater than $100,000  11,577     423.3 4.89%  11,649    384.1 4.41%
      Total Interest Bearing Deposits             216,583   6,136.3 3.79% 205,323  5,642.4 3.67%
   Other Borrowings                                 1,112      52.9 6.36%     727     35.0 6.44%
      Total Interest Bearing Liabilities          217,695   6,189.2 3.80% 206,050  5,677.4 3.68%
   Noninterest Bearing Deposits                    53,824                  48,051
   Other Liabilities                                1,362                   1,086
   Stockholders' Equity                            36,385                  34,436
      Total Liabilities and Stockholders' Equity $309,266                $289,623

Net Interest Income - Tax Equivalent Basis*                10,571.2                9,880.0
Tax Equivalent Adjustment                                    (225.5)                (217.7)
    Net Interest Income                                   $10,345.7               $9,662.3

Net Interest Income - Spread*                                       4.07%                  4.10%

Net Interest Income as a % of Total Earning Assets*                 4.96%                  4.94%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                               Nine Months Ended
                                                 Third Quarter 1998     Third Quarter 1998     September 30, 1998
                                                   vs                     vs                      vs
                                                  Second Quarter 1998    Third Quarter 1997    September 30, 1997
                                                 Change due to   Total  Change due to   Total  Change due to    Total
                                                 Volume   Rate   Change Volume   Rate   Change  Volume   Rate   Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts              ($0.4) ($23.6) ($24.0)  $8.3   ($2.3)   $6.0   $25.9   ($6.2)  $19.7
   Federal Funds Sold                             (19.6)   (5.0)  (24.6) (18.3)   (3.2)  (21.5)  (33.9)    1.8   (32.1)
   Securities:
      Taxable                                    (123.7)   12.5  (111.2) (56.6)    7.0   (49.6)   (9.9)  (12.9)  (22.8)
      Non-Taxable*                                 (0.1)    0.1    (0.0) (15.2)    0.2   (15.0)   27.6    (4.6)   23.0
   Loans                                          315.9   (77.8)  238.1  607.0  (107.6)  499.3 1,238.1   (22.9)1,215.2
      Total Interest Income                       172.1   (93.8)   78.3  525.1  (105.9)  419.2 1,247.8   (44.8)1,203.0

Interest Bearing Liabilities:
   NOW Accounts                                    (1.5)    8.3     6.8  (12.2)    0.7   (11.5)  (31.4)   (3.3)  (34.7)
   Savings Accounts                                (5.4)    1.5    (3.9) (10.2)   (0.2)  (10.4)  (17.5)   (1.8)  (19.3)
   Money Market Deposit Accounts                   19.7    22.8    42.5   59.7    59.4   119.1    90.8   130.1   220.9
   Certificates of Deposits less than $100,000     37.4     2.2    39.6  124.3   (45.8)   78.5   371.3   (83.5)  287.8
   Certificates of Deposits greater than $100,000   2.2     4.6     6.8   (1.2)   15.3    14.1    (2.4)   41.6    39.2
   Other Borrowings                                (0.5)   (0.1)   (0.6)   6.0    (0.2)    5.8    18.5    (0.6)   17.9
      Total Interest Expense                       51.9    39.3    91.2  166.4    29.2   195.6   429.3    82.5   511.8
   Increase (Decrease) in
      Interest Differential                      $120.2 ($133.1) ($12.9)$358.7 ($135.1) $223.6  $818.5 ($127.3) $691.2

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     Pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, One American Corp filed a Issuer Tender Offer Statement with the Securities and Exchange Commission on July 20, 1998. Also pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934, One American Corp filed a Final Amendment Issuer Tender Offer Statement with the Securities and Exchange Commission on August 27, 1998. For specifics on these two filings, please refer to One American Corp's EDGAR filings with the Securities and Exchange Commission.

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

     The financial statements as of December 31, 1997, were examined by Hannis T. Bourgeois, L. L. P. independent public accountant, who rendered an independent professional opinion. Hannis T. Bourgeois, L. L. P has not reviewed the financial statements as of September, 30, 1998.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By:/s/Frank J Bourgeois
Frank J. Bourgeois, President

November 12, 1998
Date