Form 10-K
period 1998-12-31
ONE AMERICAN CORP
filed 1999-03-29
CIK 708817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1998

     One American Corp                              0-12437
(Exact name of registrant                         (Comm. File No.)
 as specified in its charter


            Louisiana                             72-0948181
  (State or other jurisdiction of              (I.R.S. Employer
   Incorporation of Organization)               Identification No.)

2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana                                 70090-0550
(Address of principal executive offices)          ( Zip Code)

Registrant's Telephone Number, including area code: (225)265-4061

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $55,759,374 (2,065,162 Shares
@ $27.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $2.50 Par Value, 2,670,076 shares outstanding as of March 11, 1999.

               Documents Incorporated by Reference

      Document                           Part of Form 10-K

     Definitive Proxy Statement for 1999 Part I and Part III
     Annual Meeting of Stockholders
     *For purposes of the computation, shares (604,914) owned by executive officers, directors and 5% shareholders have been excluded.

                             Part I

Item 1    Description of Business                                3
          Supplemental Financial Information:
          Average Balance Sheets and Interest Yield Analysis     7
          Interest Differential                                  8
          Securities Portfolio                                   8
          Loan Portfolio                                         8
          Non-Performing Loans                                   8
          Summary of Loan Loss Experience                        8
          Deposits                                               9
          Return on Equity and Assets                            9

Item 2    Description of Properties                              9

Item 3    Legal Proceedings                                      9

Item 4    Submission of Matters to a Vote of Security Holders    10

                             Part II

Item 5    Market for the Registrant's Common Stock
          and Related Security Holder Matters                    10

Item 6    Selected Financial Data                                11

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operation           13

Item 8    Financial Statements and Supplementary Data            26

Item 9    Disagreements on Accounting and Financial Disclosures  50

                            Part III

Item 10   Directors and Executive Officers of the Registrant     50

Item 11   Executive Compensation                                 50

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                             50

Item 13   Certain Relationships and Related Transactions         50

                             Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 8-K                                            50
          Signatures                                             51

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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 11, 1999.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana and eighteen (18) branch offices and one (1) loan production office. Four branches are located in St. James Parish in the cities of Vacherie (2), Gramercy, and Lutcher. Two branches are located in Lafourche Parish in the city of Thibodaux. One is currently in operation and a second branch is under construction and scheduled to open in the first quarter of 1999. Five branches are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose (2). Two branches are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One branch is located in St. John Parish in the city of LaPlace. One branch is located in Tangipahoa Parish in the city of Hammond. Two branches are located in Assumption Parish, one in the in the city of Napoleonville, and one in the city of Pierre Part. One loan production office is located in St. Tammany Parish in the city of Mandeville. The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The original Thibodaux branch, located on North Canal Boulevard, was approved on July 7, 1988 by the Commissioner of Financial Institutions of the State of Louisiana and on July 5, 1988 by the Federal Deposit Insurance Corporation. The new Thibodaux branch, located on Audubon Avenue, was approved by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corpoartion on September 2, 1997 and August 29, 1997, respectively. The five branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The two branches located in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994 and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The one branch located in Tangipahoa Parish was acquired from First American Bank of Tangipahoa on September 23, 1996, and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The Napoleonville branch was approved on August 4, 1997 by the Commissioner of Financial Institutions of the State of Louisiana and on July 24, 1997 by the Federal Deposit Insurance Corporation. The Pierre Part branch was approved by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation on April 24, 1998 and April 23, 1998, respectively. The Mandeville loan production office was approved on October 2, 1997 by the Commissioner of Financial Institutions of the State of Louisiana.

     The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. Through its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), the Bank provides general insurance agent services related to property and casualty, credit life, accident and health, and general liability insurance as well. First American Bank and Trust is insured under the Federal Deposit Insurance Act, but is not a member of the Federal Reserve System.
     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family, and other consumer expenditures; and (3) commercial loans. As of December 31, 1998, these three categories accounted for approximately 82.1%, 8.3% and 9.6%, respectively, of the Bank's loan portfolio. (See Note E in the 1998 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. At December 31, 1998, State and Political Subdivisions maintained time deposits and money market deposits account balances of $7.6 million, interest bearing demand deposits of $7.7 million, and non-interest bearing demand deposits of $1.5 million. Although no agreement or understanding exist between these particular customers and the Bank regarding time deposits, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 1998, the Bank had 14,851 demand deposit accounts with a total balance of $58.4 million; 1,096 NOW and Super NOW accounts with a total balance of $26.7 million; 2,588 Insured Money Market Accounts with a balance of $60.6 million; 14,608 savings accounts with a total balance of $31.9 million; and 7,435 other time deposit accounts with a total balance of $111.6 million.

     There are no securities held by the Bank that are subject to repurchase agreements.

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises or concessions. In 1998, First American Agency, L.L.C., a wholly-owned subsidiary of the Bank, was formed. Through this subsidiary the Bank provides insurance services in its market area. Other than this entry into the insurance business, there has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

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

The Agency

     On February 28, 1998, First American Agency, L.L.C. (the "Agency"), a wholly-owned subsidiary of the Bank was formed. On March 5, 1998, the Agency acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana. Through this subsidiary, the Bank is engaged in the insurance agency business.

     As a result of this acquisition, the Company's Board of Directors voted to dissolve One American Agency, Inc., the Company's former insurance agency subsidiary. One Amercian Agency, Inc. previously provided limited insurance products as dictated by Federal regulations. Effective December 31, 1998, the assets of One American Agency, Inc., which were insignificant, were merged into the Company.

     The Agency operates out of the offices of the former Riverbend Insurance Agency at 1972 Ormond Blvd., Suite C, Destrehan, St. Charles Parish, Louisiana. Plans are in effect to relocate this office to Luling, St. Charles Parish, Louisiana sometime in 1999. The Agency provides general insurance agent services for the Company and its subsidiary. The Agency also provides agent services in relation to property and casualty, credit life, accident and health, and general liability insurance that maybe related to the extension of credit or other financial services of the Bank.

Competition

     The Company's general market area contains approximately 204 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, the east bank of the Mississippi river in Jefferson Parish, the south central portion of Tangipahoa Parish , Assumption Parish and St. Tammany Parish, all located in Louisiana. These parishes have experienced moderate population growth over the last several years.

     In the primary market area, there are several banks, credit unions, and branches of savings and loan institutions aggressively pursuing loans, deposits and other accounts.

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

Employees

     The Company has approximately 164 full time employees, and 7 part-time employees. Management considers its relationship with the employees to be good.

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

     The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transaction; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Company must secure the approval of the Board prior to engaging in any of these activities.

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

     The Louisiana Bank Holding Company Act, as amended in 1984, authorized multi-banking holding companies within the state. Certain limitations and restrictions were set, which expired July 1, 1989. These restrictions limit acquisitions of additional banks to those which have been in existence for at least five years. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by issuance of orders and regulations.

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

     In 1997, the State of Louisiana enacted the Financial
Institution Insurance Sales Law.  The Financial Institution Sales
Law made it possible for the Bank to sell all forms of insurance through its newly formed subsidiary, First American Agency, L.L.C.

     Additional information regarding supervision and regulation can be found in the 1998 Form 10-K in the Section titled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and incorporated herein by reference.

Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 1998. The capital ratios are included in the 1998 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations the Bank could pay in dividends without regulatory approval approximately $3.6 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Statistical Information

     The following data contains information concerning the business and operations of One American Corp., its subsidiaries, First American Bank and Trust, and One American Agency, Inc. This information should be read in conjunction with Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1998, 1997, and 1996

Interest Differential

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 1998 and 1997

Securities Portfolio

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 1998 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 1998, that exceeded, in aggregate by issuer, 10% of Stockholders'
Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 1998, 1997, 1996,
1995, and 1994

Non-Performing Loans

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 1998, 1997, 1996,
1995, and 1994

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 1998, 1997, 1996,
1995, and 1994

Deposits

     The following information called for by Item 1 is included in the 1998 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1998, 1997, and 1996



     Maturities of time deposits of $100,000 or more at December
31, 1998, are summarized below:
In thousands

3 Months or Less                      $6,143
Over 3 through 6 Months                3,849
Over 6 through 12 Months               2,824
Over 12 Months                         2,341
                                     $15,157

Return on Equity and Assets

     The following information called for by Item 1 is included in the 1998 Form 10-K in the Section titled Item 6. "Selected
Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 1998, 1997, 1996, 1995, and 1994
     Average Stockholders' Equity
          December 31, 1998, 1997, 1996, 1995, and 1994
     Selected Ratios
          for the years ended December 31, 1998, 1997, 1996,
          1995, and 1994
     Per Share
          for the years ended December 31, 1998, 1997, 1996,
          1995, and 1994

Item 2.  Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust, the Company owns the premises in which its main office, operation center, and sixteen of its branches are located and holds a lease for the one remaining branch. The Bank also leases the premises from which its Loan Production Office and First American Agency, L.L.C. operate.

     The Company considers all properties to be suitable and adequate for their intended purposes and its leases to be fair and reasonable.

Item 3.  Legal Proceedings

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                                        1998    1997

First Quarter                           $18.50   $15.50
Second Quarter                          $25.00   $16.00
Third Quarter                           $25.00   $16.00
Fourth Quarter                          $27.00   $16.00

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

     Information - Request for additional information or copies of Form 10-K filed with the Securities and Exchange Commission in Washington, DC should be directed to:

Frank J. Bourgeois                 General Counsel
President                          Martin, Himel, Peytavin &
                                   Nobile
One American Corp.                 P. O. Box 278
P. O. Box 550                      Lutcher, LA 70071-0278
Vacherie, LA 70090-0550

Transfer Agent and Registrar       Independent Accountants
First American Bank and Trust      Hannis T. Bourgeois, L.L.P.
P. O. Box 550                      2322 Tremont Drive, Suite
                                   200
Vacherie, LA 70090-0550            Baton Rouge, LA 70809

Item 6.  Selected Financial Data

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 1998, 1997, 1996, 1995, and 1994
($ in thousands, except per share data)
                                                   1998            1997           1996         1995         1994
Assets
Cash and Due from Banks                          $22,755         $13,115        $13,946      $15,232      $14,448
Securities                                       111,035         127,027        125,219      139,967      135,639
Loans                                            178,462         146,975        132,776      104,320       92,593
Other Assets                                      17,124          15,277         14,170       12,109       13,162
   Total Assets                                 $329,376        $302,394       $286,111     $271,628     $255,842
Liabilities and Stockholders' Equity
Deposits                                        $289,191        $263,657       $250,704     $239,724     $230,862
Other Liabilities                                  2,385           2,482          1,872        1,692          990
Stockholders' Equity                              37,800          36,255         33,535       30,212       23,990
   Total Liabilities and Stockholders' Equity   $329,376        $302,394       $286,111     $271,628     $255,842
Average Total Assets                            $312,545        $292,308       $278,223     $261,692     $255,747
Average Stockholders' Equity                     $36,730         $35,022        $32,287      $28,186      $24,330


Selected Ratios:
   Loans to Assets                                 54.18%          48.60%         46.41%       38.41%       36.19%
   Loans to Deposits                               61.71%          55.74%         52.96%       43.52%       40.11%
   Deposits to Assets                              87.80%          87.19%         87.62%       88.25%       90.24%
   Equity to Assets                                11.48%          11.99%         11.72%       11.12%        9.38%
   Return on Average Assets                         1.30%           1.38%          1.82%        2.01%        1.67%
   Return on Average Equity                        11.06%          11.52%         15.64%       18.62%       17.53%
   Dividend Payout                                 46.97%          41.85%         28.10%       16.74%       12.68%
   Avg. Equity-to-Avg. Assets                      11.75%          11.98%         11.60%       10.77%        9.51%

Condensed Consolidated Statements of Income for the years ended December 31, 1998, 1997, 1996, 1995, and 1994

                                                   1998            1997           1996         1995         1994
Interest Income                                  $22,249         $20,757        $19,717      $18,205      $15,693
Interest Expense                                   8,335           7,712          7,244        6,511        5,326
   Net Interest Income                            13,914          13,045         12,473       11,694       10,367

Provision for Loan Losses                          1,200           1,025             90            0          350
   Net Interest Income After
      Provision for Loan Losses                   12,714          12,020         12,383       11,694       10,017
Other Income                                       3,638           3,740          3,978        4,464        4,045
Other Expenses                                    10,406           9,673          9,030        8,501        7,990
   Income Before Income Taxes                      5,946           6,087          7,331        7,657        6,072
Applicable Income Tax Expense                      1,885           2,050          2,281        2,410        1,808
Net Income                                        $4,061          $4,037         $5,050       $5,247       $4,264
Per Share:
   Net Income                                      $1.51           $1.49          $1.87        $1.94        $1.58
   Cash Dividends                                  $0.71           $0.63          $0.53        $0.33        $0.20
   Book Value - End of Year                       $14.15          $13.41         $12.41       $11.18        $8.88

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 1998 and
1997
                                                  FOURTH           THIRD         SECOND        FIRST
($ in thousands, except per share data)          QUARTER         QUARTER        QUARTER      QUARTER

Interest Income                                   $5,713          $5,633         $5,556       $5,347
Interest Expense                                   2,145           2,136          2,046        2,008
   Net Interest Income                             3,568           3,497          3,510        3,339

Provision for Loan Losses                            225             225            300          450

Net Interest Income after Provision
    for Loan Losses                                3,343           3,272          3,210        2,889
Other Income                                         806             904            930          998
Other Expenses                                     2,798           2,595          2,592        2,421

   Income before Income Taxes                      1,351           1,581          1,548        1,466

Applicable Income Taxes                              380             513            490          502

   Net Income                                       $971          $1,068         $1,058         $964

Per Share:
   Net Income                                      $0.36           $0.40          $0.39        $0.36
   Dividends                                       $0.19           $0.18          $0.17        $0.17

1997                                              FOURTH           THIRD         SECOND        FIRST
($ in thousands, except per share data)          QUARTER         QUARTER        QUARTER      QUARTER

Interest Income                                   $5,418          $5,208         $5,124       $5,007
Interest Expense                                   2,035           1,940          1,882        1,855
   Net Interest Income                             3,383           3,268          3,242        3,152
Provision for Loan Losses                            500             300            150           75

Net Interest Income after Provision
    for Loan Losses                                2,883           2,968          3,092        3,077
Other Income                                         929             902          1,063          846
Other Expenses                                     2,476           2,416          2,387        2,394

   Income before Income Taxes                      1,336           1,454          1,768        1,529

Applicable Income Taxes                              456             460            577          557

   Net Income                                       $880            $994         $1,191         $972

Per Share:
   Net Income                                      $0.32           $0.37          $0.44        $0.36
   Dividends                                       $0.18           $0.15          $0.15        $0.15

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

One American Corp. and Subsidiaries
Management's Discussion and
Analysis of Financial Condition and Results of Operations

The Businesses of One American Corp.

     One American Corp. (the Company) is comprised of one subsidiary, First American Bank and Trust (the Bank). The company's operations relate principally to its investment in the Bank.

     First American Bank and Trust is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. Through its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), the Bank provides general insurance agent services related to property and casualty, credit life, accident and health, and general liability insurance as well.

Overview of 1998

     Net income for the year 1998 was $4.1 million compared to $4.0 million for the year 1997. For the year ended 1998, earnings per share were $1.51 compared to $1.49 in 1997. Return on average assets was 1.30% and 1.38% for the years ended 1998 and 1997, respectively. For the years ended 1998 and 1997, return on average stockholders' equity was 11.06% and 11.52%, respectively.
     Net interest income for 1998 was $13.9 million, a 6.7% increase over the $13.0 million for 1997. The net interest margin on a fully tax equivalent basis (FTE) was 4.94% for the current year and 4.96% for the same period of 1997.
     During the year 1998, in comparison with the same period of 1997, average loans outstanding increased $21.1 million or 15% due to continued efforts to grow the percentage of earning assets represented by loans and taking advantage of an increased loan demand. Average total deposits for the year 1998 increased $18.0 million or 7% when compared to the average total deposits for the same period of 1997. Average total assets for the current year increased $20.2 million or 7% when compared to the total average assets of the year 1997. Average stockholders' equity for 1998 was $36.7 million, an increase of 5% over the average stockholders' equity for 1997.
     The Bank opened a full-service office in Pierre Part, Louisiana on September 9, 1998, increasing its presence in Assumption Parish, a trade area similar to the Bank's other rural trade areas. Under construction is a second full-service office in Thibodaux, Louisiana, with an opening planned in the first quarter of 1999. This office will provide access and convenience to customers in the Nicholls State University and the Thibodaux Regional Medical Center areas of the city. With the opening of the new Thibodaux branch, the Bank will have in operation a total of eighteen full-service offices and one loan production office.
     In the first quarter of 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, was formed. First American Agency, L.L.C. provides insurance services in the Bank's market area. Also in the first quarter of 1998, First American Agency, L.L.C. acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana. The ability of the Bank's customers to purchase insurance from a subsidiary of the Bank provides an additional level of convenience and the ability for the Bank to increase non-interest income.
     Effective December 31, 1998, One American Agency, Inc., a subsidiary of the Company, was dissolved. One American Agency, Inc. previously provided limited insurance products as dictated by Federal regulations.
     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the annual periods ended December 31, 1998, and 1997, respectively, have been adjusted for this stock split.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for 1998, 1997, and 1996. Certain earning assets are exempt from income taxes, therefore, a tax equivalent adjustment is included so that tax exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income on a fully tax equivalent basis (FTE) increased $871 thousand or 7%. Net interest income (FTE) for 1998 was $14.2 million compared to $13.3 million for the prior year. Net interest income (FTE) for 1996 was $12.8 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $18.7 million or 7% to $287.8 million during 1998. Average earning assets were $269.1 million in 1997 and $257.1 million in 1996. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page
16. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand which has enhanced the Bank's earning asset structure.
Management continues to believe that greater levels of loan demand will exist in the near future due to the current economic environment in the Bank's market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand in the Bank's primary market area appears to be the result of an improving economic climate.
     The trend over the years compared shows the mix of interest bearing liabilities shifting to higher interest bearing certificates of deposit and interest bearing money market accounts. As an additional note, the Bank continues to benefit from the increase in non-interest bearing deposits , improving the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.
     For the year ended 1998, the average yield on earning assets was 7.83%, while the average cost of interest bearing funds was 3.79%, producing a net interest spread (FTE) of 4.04%. The net interest margin (FTE) was 4.94% for the year ended 1998. The net interest margin remained relatively stable when compared to the net interest margins of 4.96% and 4.95% for the years ended 1997 and 1996, respectively.
     The table of Average Balance Sheets and Interest Rate Analysis for the periods ended December 31, 1998, 1997, and 1996 on page 24 and, and the corresponding table of Interest Differentials on page 25 detail the effect a change in average balances outstanding and the change in interest yield and costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 16 show a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $1.2 million in 1998, an increase of $175 thousand from the provision for loan losses of $1.0 million in 1997. The provision for loan losses in 1996 was $90 thousand. Management decided to increase the unallocated portion of the Allowance for Loan Losses to compensate for a non-domestic credit which utilized a portion of the unallocated Allowance for Loan Losses during 1997. See the sections entitled Allowance for Loan Losses and Non-Performing Assets for more details on the Provision for Loan Losses.

Other Income

     Other income was $3.6 million for 1998 and $3.7 million for 1997. Exclusive of security transactions other income increased $83 thousand. Service charges on deposit accounts were $2.1 million for 1998 and 1997. Gain on purchased assets increased $2 thousand to $609 thousand for 1998 when compared to the prior year. These gains are recognition of collection of principal on certain loans acquired in past Bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.
     Other operating income for 1997 was $956 thousand compared to $851 thousand in 1997. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank.
     Net gain on investment securities decreased by $185 thousand for 1998, compared to a decrease of $95 thousand for 1997. The Bank recovered $5 thousand as gains from security transactions during the year 1998. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992.

Other Expenses

     Other expenses totaled $10.4 million in 1998, an 8% increase over the 1997 total of $9.7 million. Salaries and employee benefits increased $556 thousand or 12%, to $5.3 million for 1998 compared to 1997. The increase in salaries is due to an increase in personnel from two full service offices which were not reflected in salaries and employee benefits during a portion of 1997. Net occupancy expense was $1.3 million for 1998 and $1.2 million for 1997. Other operating expenses totaled $3.8 million and $3.9 million, respectively, for 1998 and 1997, a decrease of $25 thousand or 1%. For a further analysis of other operating expenses see Note K.
     Net other real estate and repossession expense produced a benefit of $9 thousand for 1998, a decrease of $171 thousand from the $180 thousand benefit in 1997. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. During 1998, expenses from other real estate and repossessed assets totaled $24 thousand, which were offset by the income generated from the operations of other real estate of $10 thousand, and net gains on the sale of other real estate and repossessed assets of $23 thousand.
     For 1997, net other real estate and repossession expense produced a benefit of $180 thousand. Expenses from other real estate totaled $142 thousand, which were offset by income from the operations of other real estate of $17 thousand, and net gains on the sale of other real estate and repossessed assets of $305 thousand. Management continues to convert these non-performing assets to investable funds at a value which management feels is beneficial to the earnings of the Bank. Also, management recognizes that the contribution of the non-recurring income offset by net gains on the sale of other real estate is going to be less in years to come due to the reduction of such assets.

Applicable Income Taxes

     Applicable income taxes for 1998, 1997, and 1996 were $1.9 million, $2.1 million, and $2.3 million, respectively, producing an effective tax rate of 32%, 33%, and 31%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-
Average Earning Asset Structure
In thousands                                        1998                   1997                    1996
                                                               % of                   % of                     % of
                                                  Average     Earning    Average     Earning     Average      Earning
                                                  Balances    Assets     Balances    Assets      Balances     Assets

Interest Bearing Deposits                          $5,128       1.78%     $2,753       1.02%       $1,670       0.65%
Federal Funds Sold                                 11,144       3.87%     11,872       4.41%        9,149       3.56%
Securities
  Taxable                                          97,988      34.04%    102,144      37.95%      116,771      45.42%
  Non-Taxable                                      10,263       3.57%     10,134       3.77%        9,727       3.78%
Loans - Net                                       163,321      56.74%    142,240      52.85%      119,802      46.59%
    Total Average Earning Assets                 $287,844     100.00%   $269,143     100.00%     $257,119     100.00%

Average Deposit Structure
In thousands                                        1998                   1997                    1996
                                                  Average      % of      Average      % of      Average        % of
                                                  Balances    Deposits   Balances    Deposits   Balances     Deposits
Noninterest Bearing Deposits                      $54,161      19.92%    $48,896      19.05%      $45,417      18.61%
NOW Accounts                                       24,063       8.81%     25,572      10.02%       24,802      10.17%
Savings Accounts                                   31,277      11.45%     32,082      12.57%       32,225      13.21%
Money Market Deposit Accounts                      55,992      20.49%     49,738      19.48%       53,485      21.92%
Certificates of Deposits less than $100,000        96,254      35.22%     87,017      34.08%       77,416      31.73%
   Total Average Core Deposits                    261,747      95.78%    243,305      95.30%      233,345      95.64%
Certificates of Deposits greater than $100,000     11,531       4.22%     11,999       4.70%       10,638       4.36%
   Total Average Deposits                        $273,278     100.00%   $255,304     100.00%     $243,983     100.00%

Average Interest Bearing Liabilities
   as a percentage of Earning Assets                 76.1%                  76.7%                    77.2%

Average Core Deposits
   as a percentage of Total Average Assets           83.7%                  83.2%                    83.9%

Liquidity

     Liquidity management is the process of ensuring that the Bank's asset and liability structure is the proper mix to meet the withdrawals of its depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. At December 31, 1998, average core deposits were approximately $261.7 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Risk

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of dynamic income simulation, at December 31, 1998 the Bank would expect a decrease in net interest income of $87,000 in the event of a gradual 200 basis point increase in interest rates and a decrease of $6,000 in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non-fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non-rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non-rate sensitive funds. These decay rates spread the non-rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non-Interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     Table 2, Interest Rate Sensitivity Table, on page 18 presents the Bank's interest rate sensitivity position at December 31, 1998, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. Table 2 indicates that the Company's interest bearing liabilities slightly exceed its interest earning assets at the one year point in time suggesting the Bank is slightly negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Table 2-
Interest Rate Sensitivity Table
December 31, 1998
In thousands
                                                Expected Maturity, Years Ended:
                                                                                             Non-              Fair
                                          1999     2000     2001     2002     2003 ThereafterSensitiveTotal    Value
Assets
  Investments -
     Fixed-Rate Securities             $44,397  $34,528   $5,429   $1,853   $2,957    $3,748       $0  $92,912  $92,912
       Average Interest Rates             5.78%    5.63%    6.15%    6.41%    6.57%     5.86%    0.00%    5.79%
     Variable-Rate Securities            2,743    1,653      540      398      202     1,062        0    6,598    6,598
       Average Interest Rates             5.80%    5.82%    6.80%    6.85%    7.09%     7.10%    0.00%    6.20%
         Total Investments              47,140   36,181    5,969    2,251    3,159     4,810        0   99,510   99,510
            Average Interest Rates        5.78%    5.64%    6.21%    6.49%    6.60%     6.13%    0.00%    5.81%
  Loans -
     Fixed-Rate Loans, Net              63,809   19,330   21,138   13,291   16,877    27,986      730  163,161  166,492
       Average Interest Rates             8.74%    8.80%    8.55%    8.79%    8.46%     7.81%    0.00%    8.50%
     Variable-Rate Loans, Net            9,184    2,333    2,002    1,152      204       426        0   15,301   15,373
       Average Interest Rates             7.80%    7.66%    7.78%    7.93%    8.31%     8.74%    0.00%    7.82%
         Total Loans                    72,993   21,663   23,140   14,443   17,081    28,412      730  178,462  181,865
            Average Interest Rates        8.62%    8.68%    8.48%    8.72%    8.46%     7.82%    0.00%    8.44%
  Interest-Bearing Deposits in
     Other Banks                        10,629        0        0        0        0         0        0   10,629   10,629
            Average Interest Rates        4.30%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%       0
  Federal Funds Sold                    11,525        0        0        0        0         0        0   11,525   11,525
            Average Interest Rates        5.30%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%    5.30%
  Other Assets                                                                                 29,250   29,250
      Total Assets                    $142,287  $57,844  $29,109  $16,694  $20,240   $33,222  $29,980 $329,376
Liabilities
   NOW and Super NOW Deposits           $2,146   $6,941   $6,941   $2,672   $2,672    $5,344       $0  $26,716  $25,540
            Average Interest Rates        2.18%    2.18%    2.18%    2.18%    2.18%     2.18%    0.00%    2.18%
   Insured Money Market Accounts        29,259   15,694   15,694        0        0         0        0   60,647   59,897
            Average Interest Rates        3.14%    3.14%    3.14%    0.00%    0.00%     0.00%    0.00%    3.14%
   Savings Deposits                      3,886    7,605    7,605    3,188    3,188     6,375        0   31,847   31,156
            Average Interest Rates        2.54%    2.54%    2.54%    2.54%    2.54%     2.54%    0.00%    2.54%
 Variable-Rate Certificates of Deposit   1,217    2,382    2,382      998      998     1,997        0    9,974   10,043
            Average Interest Rates        4.46%    4.46%    4.46%    4.46%    4.46%     4.46%    0.00%    4.46%
   Certificates of Deposits             86,560   12,640      683      632    1,086         0        0  101,601  101,765
            Average Interest Rates        4.69%    5.15%    5.24%    5.82%    5.71%     0.00%    0.00%    4.77%
   Noninterest Bearing Deposits         21,787    6,628    6,628    5,841    5,841    11,681        0   58,406   58,406
   Other Interest-Bearing Liabilities      133      143      152      162      172       264        0    1,026    1,070
            Average Interest Rates           0        0        0        0        0         0        0        0
   Other Liabilities                         0        0        0        0        0         0    1,359    1,359
   Stockholders' Equity                      0        0        0        0        0         0   37,800   37,800
      Total Liabilities and
           Stockholders' Equity       $144,988  $52,033  $40,085  $13,493  $13,957   $25,661  $39,159 $329,376

   Interest Rate Sensitivity Gap       ($2,701)  $5,811 ($10,976)  $3,201   $6,283    $7,561  ($9,179)      $0
   Cumulative Interest Rate
     Sensitivity Gap                   ($2,701)  $3,110  ($7,866) ($4,665)  $1,618    $9,179       $0

   GAP / Assets                          -0.82%    1.76%   -3.33%    0.97%    1.91%     2.30%   -2.79%
      Cumulative GAP / Assets            -0.82%    0.94%   -2.39%   -1.42%    0.49%     2.79%    0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Total commitments were $20.3 million and $11.7 million at December 31, 1998 and 1997, respectively. Available loan commitments at December 31, 1998, were $14.9 million and $7.6 million at December 31, 1997. The Bank had letters of credit of $646 thousand issued at December 31, 1998. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 1998 the available portion of these credit lines was $345 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above.
     The Bank had credit cards with aggregate credit available of $4.3 million and $3.2 million at December 31, 1998 and 1997. Applicants are reviewed through normal lending policies and credit reviews.
     Additionally the Bank has privity to agreements to fund and sell long term mortgages to third party mortgage companies. The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Loans

     An analysis of the loan portfolio at December 31, 1998,
1997, 1996, 1995, and 1994, is as follows:
($ in thousands)                                   1998            1997           1996         1995         1994
Commercial, Financial and Agricultural            $17,526         $15,811        $10,444      $10,786       $8,567
Real Estate
   Construction                                     1,334           3,987          3,184        1,662        1,241
   Mortgage                                       144,815         113,117        105,800       81,082       74,403
Individuals                                        15,120          13,892         13,559       11,457       10,569
Foreign                                                 0               0          1,361        1,846            0
All Other Loans                                     3,199           2,395          1,576          793          901
   Total Loans                                    181,994         149,202        135,924      107,626       95,681
Unearned Income                                        (2)            (37)           (65)         (33)         (11)
Allowance for Loan Losses                          (3,530)         (2,190)        (3,083)      (3,273)      (3,077)
   Total Loans, Net                              $178,462        $146,975       $132,776     $104,320      $92,593

Allowance for Loan Losses

     The allowance for loan losses was $3.5 million at year end 1998 or 1.94% of net loans outstanding. At year end 1997, the allowance for loan losses was $2.2 million or 1.47% of net loans outstanding. The allowance for loan losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio.
     To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms. Management reviews allowance for loan losses on a monthly basis to ensure that it contains an adequate amount of reserves to absorb potential loan losses.
     The Bank has established the balances in allowance for loan losses in order to accept any adverse loan relationships which have the potential to occur. As the Bank's loan - to - deposit relationship continues to increase, so does the potential to experience adverse loans at a rate uncommon to the Bank's historical loan loss basis given the smaller loan - to - deposit relationships of the past.
     Net charge offs (recoveries) were ($140 thousand) for 1998, compared to $1.9 million for 1997. As a percentage of average loans, net charge offs (recoveries) were 0.09% in 1998 and 1.35% in 1997. Gross charge offs were 0.16% in 1998 and 1.48% in 1997. Recoveries as a percentage of gross charge offs were 154.05% in 1998 and 8.62% in 1997. The net charge off position of $1.9 million in 1997 was caused primarily by a non-domestic credit which resulted in a charge off of $1.5 million. This individual credit significantly influenced the change in ratios between the two reporting periods.

Table 3, Activity in Allowance for Loan Losses, below presents an analysis of activity in the allowance for loan losses for the past five years.

  Table 3-
($ in thousands)                             Year Ended December 31,
Activity in Allowance for Loan Losses              1998            1997           1996         1995         1994

   Beginning Balance                              $2,190          $3,083         $3,273       $3,077       $2,717

Loans Charged Off:
   Real Estate                                        77             312             78          295           54
   Commercial, Financial, and Agricultural           121           1,631            392          103           47
   Individual and Others                              61             156             40           40           10
Total Charged Off                                    259           2,099            510          438          111

Loan Recoveries:
   Real Estate                                       356              22             24           98           40
   Commercial, Financial, and Agricultural            23             130            185          523           58
   Individual and Others                              20              29             21           13           23
Total Recoveries                                     399             181            230          634          121
   Net Loans Charged Off  (Recovered)               (140)          1,918            280         (196)         (10)
   Provision charged to
      Expense                                      1,200           1,025             90            0          350
Ending Balance                                    $3,530          $2,190         $3,083       $3,273       $3,077


                                                                        Year Ended December 31,
($ in thousands)                                   1998            1997           1996         1995         1994
Ending Balance
   Loans-Net                                    $181,992        $149,165       $135,859     $107,593      $95,670
Daily Average Loans                             $163,321        $142,204       $119,802     $101,318      $86,625
Ratio of Net Charge-Offs
   to Total Loans                                  -0.08%           1.29%          0.21%       -0.18%       -0.01%
Ratio of Net Charge-Offs
   to Average Loans                                -0.09%           1.35%          0.23%       -0.19%       -0.01%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 1998, 1997, 1996, 1995, and 1994:

($ in thousands)                                   1998            1997           1996         1995         1994

Real Estate                                       $1,094            $636         $1,231       $2,052       $2,433
Commercial, Financial, and Agricultural              287              95            667          415          276
Individual and Others                                 58             117             79           23          368
Unallocated                                        2,091           1,342          1,106          783            0
 Total Allowance                                  $3,530          $2,190         $3,083       $3,273       $3,077

Non-Performing Assets

     Non-performing assets include nonaccrual and impaired loans and other real estate. Loans are considered nonaccrual when the principal or interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Nonaccrual loans at December 31, 1998 and 1997 were $730 thousand and $285 thousand, respectively. Loans past due 90 days and still accruing at December 31, 1998 and 1997 were $242 thousand and $364 thousand, respectively. At December 31, 1998 nonaccrual loans were .40% of gross loans outstanding and 20.68% of the allowance for loan losses. At December 31, 1997, these ratios were .19% and 13.01%, respectively.
     The following table presents information on the amount of non-performing loans at December 31, 1998, 1997, 1996, 1995, and 1994:

($ in thousands)                         1998            1997           1996         1995         1994

Non-accrual                               $730            $285           $174         $527         $432
Past due 90 days or more                   242             364            395          441          313
Restructured and Impaired                3,685           2,965          3,826        3,073          156
                                        $4,657          $3,614         $4,395       $4,041         $901

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans which are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not feel that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.
     Other real estate is properties held for sale acquired through foreclosure or negotiated settlements of debt. Other real estate decreased $5 thousand during 1998. At December 31, 1998 and 1997, other real estate was $73 and $78 thousand, respectively.

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

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management.
Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in Table 4, Capital Adequacy Ratios, the Company's ratios for the reporting periods exceed regulatory minimums.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations the Bank could pay dividends of approximately $3.6 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-

Capital Adequacy Ratios
  In Thousands                                 December 31,   December 31,
                                                      1998           1997
  Tier 1 Capital:
     Stockholders' Equity                          $36,397        $34,954
  Tier 2 Capital:
     Allowance for Loan Losses                       2,147          1,833
        Total Capital                              $38,544        $36,787

  Risk-Weighted Ratios:
     Tier 1 Capital                                   21.4%          23.9%
     Total Capital                                    22.6%          25.1%
  Leverage Ratio                                      11.3%          11.7%
  Stockholders' Equity                                11.1%          11.6%

  Regulatory Risk-Based Capitalization Requirements
                                                           Significantly  Critically
                     Well        Adequately  Under         Under          Under
                     Capitalized Capitalized Capitalized   Capitalized    Capitalized
  Risk-Weighted Ratios:
     Tier 1 Capital          6.0%        4.0%< 4.0%        < 3.0%
     Total Capital          10.0%        8.0%< 8.0%        < 6.0%
  Leverage Ratio             5.0%        4.0%< 4.0%        < 3.0%         <= 2.0%     tangible
                                                                                      equity

Capital Expenditures

     The Bank continued to expand its branch network with the opening of a full-service office in Pierre Part, Assumption Parish, Louisiana on September 9, 1998. Under construction is a second full-service office in Thibodaux, Lafourche Parish, Louisiana, with an opening planned in the first quarter of 1999. With the opening of the new Thibodaux branch, the Bank will have in operation a total of eighteen full-service offices and one loan production office.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. The committee has adopted a policy which addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The Bank is currently in the implementation phase. Management does not believe that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The costs expensed related to the Year 2000 issue during 1998 were not material.
     The discussion entitled "Year 2000" includes certain
"forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict the results or the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward looking statements.

Table 5 -

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                       1998                      1997                      1996
                                                     AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/ YIELD/
                                                     BALANCE   EXPENSE  RATE   BALANCE   EXPENSE  RATE   BALANCE   EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                   $5,128     $221   4.30%   $2,753     $155   5.63%   $1,670      $80   4.78%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements                 11,144      590   5.30%   11,872      641   5.40%    9,149      494   5.38%

   Securities:
     Taxable                                           97,988    5,710   5.83%  102,144    5,948   5.82%  116,771    6,891   5.89%
     Non-Taxable*                                      10,263      880   8.58%   10,134      873   8.61%    9,727      847   8.68%
   Loans - Net                                        163,321   15,147   9.27%  142,240   13,437   9.45%  119,802   11,693   9.73%
       Total Earning Assets                           287,844  $22,548   7.83%  269,143  $21,054   7.82%  257,119  $20,005   7.76%
   Allowance for Loan Losses                           (2,928)                   (2,505)                   (3,276)
   Nonearning Assets                                   27,629                    25,670                    24,380
       Total Assets                                  $312,545                  $292,308                  $278,223

Liabilities and Stockholders' Equity
   NOW Accounts                                       $24,063     $502   2.09%  $25,572     $541   2.12%  $24,802     $529   2.13%
   Savings Accounts                                    31,277      792   2.53%   32,082      811   2.53%   32,225      820   2.54%
   Money Market Deposit Accounts                       55,992    1,734   3.10%   49,738    1,401   2.82%   53,485    1,500   2.80%
   Certificates of Deposits less than $100,000         96,254    4,677   4.86%   87,017    4,368   5.02%   77,416    3,827   4.93%
   Certificates of Deposits greater than $100,000      11,531      561   4.87%   11,999      542   4.52%   10,638      528   4.95%
      Total Interest Bearing Deposits                 219,117    8,266   3.77%  206,408    7,663   3.71%  198,566    7,204   3.62%
   Other Borrowings                                     1,094       69   6.31%      811       49   6.04%      675       40   5.91%
      Total Interest Bearing Liabilities              220,211    8,335   3.79%  207,219    7,712   3.72%  199,241    7,244   3.63%
   Noninterest Bearing Deposits                        54,161                    48,896                    45,417
   Other Liabilities                                    1,443                     1,171                     1,278
   Stockholders' Equity                                36,730                    35,022                    32,287
      Total Liabilities and Stockholders' Equity     $312,545                  $292,308                  $278,223

Net Interest Income - Tax Equivalent Basis*                    $14,213                   $13,342                   $12,761
Tax Equivalent Adjustment                                         (299)                     (297)                     (288)
    Net Interest Income                                        $13,914                   $13,045                   $12,473

Net Interest Income - Spread*                                            4.04%                     4.10%                     4.13%

Net Interest Income as a % of Total Earning Assets*                      4.94%                     4.96%                     4.95%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -

INTEREST DIFFERENTIALS                                 1998/1997             1997/1996
In thousands                                           Change due to   Total Change due to   Total
                                                        Volume  Rate  Change  Volume  Rate  Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                      $134   ($68)   $66     $52    $23    $75
   Federal Funds Sold                                      (39)   (12)   (51)    147     (0)   147
   Securities:
      Taxable                                             (242)     4   (238)   (863)   (80)  (943)
      Non-Taxable*                                          11     (4)     7      35     (9)    26
   Loans                                                 1,991   (281) 1,710   2,190   (446) 1,744
      Total Interest Income                              1,855   (361) 1,494   1,561   (512) 1,049

Interest Bearing Liabilities:
   NOW Accounts                                            (32)    (7)   (39)     16     (4)    12
   Savings Accounts                                        (20)     1    (19)     (4)    (5)    (9)
   Money Market Deposit Accounts                           176    157    333    (105)     6    (99)
   Certificates of Deposits less than $100,000             464   (155)   309     475     66    541
   Certificates of Deposits greater than $100,000          (21)    40     19      68    (54)    14
   Other Borrowings                                         17      3     20       8      1      9
      Total Interest Expense                               584     39    623     458     10    468
   Increase (Decrease) in
      Interest Differential                             $1,271  ($400)  $871  $1,103  ($522)  $581

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

     The financial statements as of December 31, 1998 and 1997, were audited by Hannis T. Bourgeois, L.L.P., independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 15, 1999

To the Shareholders
   and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Hannis T. Bourgeois, L.L.P.

Hannis T. Bourgeois, L. L. P.
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 1998 and 1997
In thousands                                                             1998     1997
Assets
   Cash and Due From Banks                                             $12,126  $10,219
   Interest Bearing Deposits in Other Banks                             10,629    2,896
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                  11,525   12,150
   Securities Available for Sale (Amortized Cost of $98,588
       and $114,212, respectively)                                      99,510  114,877

   Loans                                                               181,992  149,165
      Less:  Allowance for Loan Losses                                  (3,530)  (2,190)
   Loans, Net                                                          178,462  146,975

   Bank Premises and Equipment                                          11,997   10,837
   Other Real Estate                                                        73       78
   Accrued Interest Receivable                                           2,133    2,176
   Other Assets                                                          2,921    2,186
        Total Assets                                                  $329,376 $302,394

Liabilities
   Deposits:
     Noninterest Bearing                                               $58,406  $52,015
     Interest Bearing                                                  230,785  211,642
         Total Deposits                                                289,191  263,657

   Accrued Interest Payable                                                825      777
   Other Liabilities                                                     1,560    1,705
        Total Liabilities                                              291,576  266,139

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                            7,500    7,500
   Surplus                                                               5,000    5,000
   Retained Earnings                                                    26,111   23,943
   Accumulated Other Comprehensive Income                                  609      439
   Treasury Stock - 328,922 and 148,450 shares at cost                  (1,420)    (627)
        Total Stockholders' Equity                                      37,800   36,255
        Total Liabilities and Stockholders' Equity                    $329,376 $302,394

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 1998, 1997, and 1996
In thousands, except per share data                                      1998     1997     1996
Interest Income
   Interest and Fees on Loans                                          $15,147  $13,437  $11,701
   Interest on Securities:
      Taxable Interest                                                   5,710    5,948    6,884
      Nontaxable Interest                                                  581      576      559
         Total Interest on Securities                                    6,291    6,524    7,443
   Other Interest Income                                                   811      796      573

      Total Interest Income                                             22,249   20,757   19,717

   Interest Expense on Deposits                                          8,335    7,712    7,244
      Net Interest Income                                               13,914   13,045   12,473

Provision for Loan Losses                                                1,200    1,025       90
   Net Interest Income After
      Provision for Loan Losses                                         12,714   12,020   12,383

Other Income
   Service Charges on Deposit Accounts                                   2,068    2,092    2,135
   Gain on Securities                                                        5      190      285
   Gain on Purchased Assets                                                609      607      812
   Other Operating Income                                                  956      851      746
      Total Other Income                                                 3,638    3,740    3,978
      Income Before Other Expenses                                      16,352   15,760   16,361

Other Expenses
   Salaries and Employee Benefits                                        5,305    4,749    4,435
   Net Occupancy Expense                                                 1,267    1,236    1,184
   Net ORE and Repossession Expense                                         (9)    (180)     (13)
   Other Operating Expenses                                              3,843    3,868    3,424
      Total Other Expenses                                              10,406    9,673    9,030
       Income Before Income Taxes                                        5,946    6,087    7,331
Applicable Income Taxes                                                  1,885    2,050    2,281
      Net Income                                                        $4,061   $4,037   $5,050

      Net Income Per Share                                               $1.51    $1.49    $1.87

      Cash Dividends Per Share                                           $0.71    $0.63    $0.53

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 1998, 1997, and 1996
                                                                    Accumulated
                                                                      Other                Total
                                            Common         RetainedComprehensiveTreasuryStockholders'
In thousands                                Stock  Surplus Earnings   Income     Stock     Equity

Balances, January 1, 1996                   $7,500  $5,000 $17,966         $371   ($625)    $30,212
Comprehensive Income:
 Net Income                                                  5,050                            5,050
 Other Comprehensive Income,
  Net of Tax:
   Net Change in Unrealized Gain (Loss)
    on Securities Available-for-Sale                                        (22)                (22)
        Less:  Reclassification Adjustments                                (285)               (285)
          Total Comprehensive Income                                                          4,743
Cash Dividends                                              (1,420)                          (1,420)
Balances, December 31, 1996                  7,500   5,000  21,596           64    (625)     33,535

Comprehensive Income:
 Net Income                                                  4,037                            4,037
 Other Comprehensive Income,
  Net of Tax:
   Net Change in Unrealized Gain (Loss)
    on Securities Available-for-Sale                                        565                 565
        Less:  Reclassification Adjustments                                (190)               (190)
          Total Comprehensive Income                                                          4,412
Treasury Stock Purchased                                                             (2)         (2)
Cash Dividends                                              (1,690)                             690)
Balances, December 31, 1997                  7,500   5,000  23,943          439    (627)     36,255

Comprehensive Income:
 Net Income                                                  4,061                            4,061
 Other Comprehensive Income,
  Net of Tax:
   Net Change in Unrealized Gain (Loss)
    on Securities Available-for-Sale                                        175                 175
        Less:  Reclassification Adjustments                                  (5)                 (5)
          Total Comprehensive Income                                                          4,231
Treasury Stock Purchased                                                           (793)       (793)
Cash Dividends                                              (1,893)                          (1,893)
Balances, December 31, 1998                 $7,500  $5,000 $26,111         $609 ($1,420)    $37,800

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1998, 1997, and 1996
In thousands                                                             1998     1997     1996
Cash Flows From Operating Activities
  Net Income                                                            $4,061   $4,037   $5,050
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                            (609)    (607)    (812)
      Provision for Depreciation                                           828      762      679
      Provision for Loan Losses                                          1,200    1,025       90
      Net Amortization (Accretion) on Securities                          (261)    (149)     (87)
      Provision (Credit) for Deferred Income Taxes                        (435)     412       (1)
      (Gain) Loss on Sale of Other Real Estate and Repossessions            (6)    (304)      (8)
      (Gain) Loss on Sale of Equipment                                       0       (1)       0
      (Gain) Loss on Securities                                             (5)    (190)    (285)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                    43     (145)      81
      (Increase) Decrease in Other Assets                                 (386)    (363)    (726)
      Increase (Decrease) in Accrued Interest Payable                       48       84       90
      Increase (Decrease) in Other Liabilities                             (11)      54     (394)
        Net Cash Provided by Operating Activities                        4,467    4,615    3,677
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                  67,370   61,775   62,565
  Purchases of Securities Available for Sale                           (51,485) (64,041) (42,235)
  Proceeds from Sale of Securities Available for Sale                        5      189      276
  Net (Increase) Decrease in Federal Funds Sold                            625    1,175   (5,950)
  Net (Increase) Decrease in Loans                                     (32,166) (15,174) (27,806)
  Proceeds from Sale of Other Real Estate and Repossessions                 99      850       11
  Purchases of Premises and Equipment                                   (1,988)  (1,953)  (1,863)
  Proceeds from Other Borrowings                                             0      407      411
  Repayments of Amounts Borrowed                                          (142)       0        0
    Net Cash Used in Investing Activities                              (17,682) (16,772) (14,591)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                18,019      476    1,605
  Net Increase (Decrease) in Certificates of Deposits                    7,515   12,477    9,375
  Dividends Paid                                                        (1,886)  (1,625)  (1,352)
  Treasury Stock Purchased                                                (793)      (2)       0
    Net Cash Provided By Financing Activities                           22,855   11,326    9,628
Increase (Decrease) in Cash and Cash Equivalents                         9,640     (831)  (1,286)
Cash and Cash Equivalents - Beginning of Year                           13,115   13,946   15,232
Cash and Cash Equivalents - End of Year                                $22,755  $13,115  $13,946

   Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1998, 1997, and 1996
In thousands                                                             1998     1997     1996
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                  $2,317   $1,536   $2,403
   Interest Paid on Deposits                                            $8,287   $7,628   $7,154
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                       $88     $556      $71
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                       $258     $568    ($465)
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale              $88     $193    ($158)
Noncash Financing Activities:
   Dividends Declared and Not Paid                                        $481     $473     $405

The accompanying notes are an integral part of these financial statements.One American Corp. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1998, 1997, and 1996

NOTE A
Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), and One American Agency, Inc. are those which are generally practiced within the banking industry. First American Agency, L.L.C. was formed in March, 1998 and One American Agency, Inc. was liquidated in December, 1998. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), and One American Agency, Inc. All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local conditions in the area. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at December 31, 1998 or 1997. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding. Interest on installment loans is recognized and included in interest income using the sum-of-the-digits method, which does not differ materially from the interest method. Gain on purchased assets is recognized on acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received. The Bank classifies loans as impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

     Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examination by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
     The allowance for loan losses is based on estimates of potential future losses, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At December 31, 1998, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,686,389 for the year ended December 31, 1998 and 2,703,230 for the years ended December 31, 1997 and 1996, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the years ended December 31, 1997 and December 31, 1996 have been retroactively restated for this stock split.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks (including cash items in process of clearing).

     Comprehensive Income - The Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income", which became effective for fiscal years beginning after December 31, 1997. This statement establishes standards for reporting and display of comprehensive income and its components which are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The Company adopted this statement in 1998. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders Equity for all periods presented.

     Current Accounting Developments - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. SFAS No. 131 requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and allocating resources to segments. The adoption of this statement had no material effect on the financial statements as of December 31, 1998.

     In February, 1998 the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." FASB Statement No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of this statement in 1998 had no material impact on the Company's financial position or results of operations.

     In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The provisions of this statement are effective for the Company's year ended December 31, 1998. The impact of adopting this statement did not have a material effect on the Company's financial statements.

     In early 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP"). The SOP is effective for fiscal years beginning after December 15, 1998 and will require the costs of start-up activities and organization costs to be expensed as incurred. Any such unamortized costs on the date of adoption of the new standard will be written off and be reflected as a cumulative effect of a change in accounting principle. The adoption of this statement in 1999 should not have a material impact on the financial statements of the company.

NOTE B
Acquisitions
     On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana. Equity earnings from First American Agency, L.L.C. in the amount of $54 thousand are included in Other Income of the Company for the year ended December 31, 1998. The net equity of $639 thousand in First American Agency, L.L.C. is reflected in Other Assets in the Balance Sheet as of December 31, 1998. As a result of this acquisition, the Company's Board of Directors voted to dissolve One American Agency, Inc. The assets of One American Agency, Inc., which were insignificant, were merged into its Parent Company effective December 31, 1998.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 1998 and 1997, were approximately $4.2 million and $3.6 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 1998 and 1997 are summarized as follows:

                                                   1998
                                                                  Gross         Gross
                                                   Amortized      Unrealized    Unrealized Fair
($ in thousands)                                   Cost           Gains         Losses     Value

U. S. Treasury Securities                         $36,017           $288          ($2)     $36,303
Securities of Other U. S. Government Agencies      35,888            109          (44)      35,953
Mortgage-Backed Securities                         15,607            200          (11)      15,796
Obligations of State and Political Subdivisions    10,118            382            0       10,500
Equity Securities                                     958              0            0          958
   Totals                                         $98,588           $979         ($57)     $99,510

                                                   1997
                                                                  Gross         Gross
                                                   Amortized      Unrealized    Unrealized Fair
($ in thousands)                                   Cost           Gains         Losses     Value

U. S. Treasury Securities                         $38,348           $128          ($7)     $38,469
Securities of Other U. S. Government Agencies      54,323             80         (107)      54,296
Mortgage-Backed Securities                          9,762            125          (13)       9,874
Obligations of State and Political Subdivisions    10,877            459            0       11,336
Equity Securities                                     902              0            0          902
   Totals                                        $114,212           $792        ($127)    $114,877

     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 1998.
Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

($ in thousands)                                  Amortized      Fair          Average
                                                  Cost           Value         Yield
U. S. Treasury Securities
   Within 1 Year                                 $24,989        $25,135         5.90%
   After 1 but Within 5 Years                     11,028         11,168         5.50%
   After 5 but Within 10 Years                         0              0         0.00%
   After 10 Years                                      0              0         0.00%
                                                  36,017         36,303         5.78%
Securities of Other U. S. Government Agencies
   Within 1 Year                                  13,879         13,920         5.28%
   After 1 but Within 5 Years                     22,009         22,033         5.44%
   After 5 but Within 10 Years                         0              0         0.00%
   After 10 Years                                      0              0         0.00%
                                                  35,888         35,953         5.38%
Mortgage-Backed Securities
   Within 1 Year                                   1,035          1,042         5.85%
   After 1 but Within 5 Years                      2,329          2,344         6.66%
   After 5 but Within 10 Years                     9,153          9,291         6.59%
   After 10 Years                                  3,090          3,119         6.36%
                                                  15,607         15,796         6.51%
Obligations of State and Political Subdivisions
   Within 1 Year                                   1,971          1,988         8.18%
   After 1 but Within 5 Years                      5,908          6,120         8.16%
   After 5 but Within 10 Years                     2,171          2,307         7.58%
   After 10 Years                                     68             85        10.80%
                                                  10,118         10,500         8.06%

Equity Securities                                    958            958         5.57%

      Totals                                     $98,588        $99,510         5.99%

* Tax Equivalent Basis - 34%

     Securities available for sale with a carrying amount of $42.1 million and $33.4 million at December 31, 1998 and 1997, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas stock which is included in Equity Securities and is reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $958 thousand and $902 thousand, which approximates fair value, at December 31, 1998 and 1997, respectively.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 1998, 1997, and 1996 are as follows:

($ in thousands)                                    1998            1997           1996
Realized gains                                        $5            $190           $285
Realized losses                                        0               0              0
                                                      $5            $190           $285

Note E
Loans

     An analysis of the loan portfolio at December 31, 1998 and 1997, is as follows:

($ in thousands)                                    1998            1997

Commercial, Financial, and Agricultural          $17,526         $15,811
Real Estate - Construction                         1,334           3,987
Real Estate - Mortgage                           144,815         113,117
Individuals                                       15,120          13,892
All Other Loans                                    3,199           2,395
Total Loans                                      181,994         149,202
Unearned Income                                       (2)            (37)
   Total Loans, net of Unearned Income          $181,992        $149,165

     Impaired loans having recorded investments of $4.4 million at December 31, 1998 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during the year ended December 31, 1998 was approximately $3.8 million. Impaired loans at December 31, 1997 were $3.2 million. The allowance for loan losses related to these loans was $1.4 million at December 31, 1998 and $849 thousand at December 31, 1997. Interest received on impaired loans amounted to $430 thousand and $348 thousand at December 31, 1998 and 1997, respectively. All non-accrual loans were considered impaired at December 31, 1998 and 1997.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 1998 and 1997, are as follows:

($ in thousands)                                    1998           1997

Balance - Beginning of Year                       $5,068         $2,698
New Loans                                          3,492          3,455

Repayments                                        (2,889)        (1,085)
Balance - End of Year                              5,671          5,068

Maximum Balance During the Year                   $5,671         $5,694

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

($ in thousands)                                    1998           1997         1996

Balance - Beginning of Year                       $2,190         $3,083       $3,273
   Current Provision from Income                   1,200          1,025           90
   Recoveries on Loans Charged-Off                   398            181          230
   Loans Charged-Off                                (258)        (2,099)        (510)
Balance - End of Year                             $3,530         $2,190       $3,083




Ratio of Allowance for Loan Losses to
   Impaired Loans at End of Year                  79.95%         67.39%       74.91%

Ratio of Allowance for Loan Losses to Loans
   Outstanding at End of Year                      1.94%          1.47%        2.27%

Ratio of Net Loans Charged-Off to
   Loans Outstanding at End of Year               -0.08%          1.29%        0.20%

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related accumulated depreciation at December 31, 1998 and 1997, are as follows:

($ in thousands)                                    1998           1997

Land                                              $3,303         $3,115
Bank Premises                                      9,173          8,743
Furniture and Equipment                            6,959          5,588
                                                  19,435         17,446
Accumulated Depreciation                          (7,438)        (6,609)
                                                 $11,997        $10,837

     Depreciation charged to operating expenses for the three years ended December 31, 1998, 1997, and 1996, respectively, was $828 thousand, $762 thousand, and $679 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 1998 and 1997:

($ in thousands)                                    1998           1997

Non-interest Bearing Accounts                     $58,406        $52,015
NOW and Super NOW  Accounts                        26,716         24,585
Insured Money Market Accounts                      60,647         51,355
Savings Accounts                                   31,847         31,417
Certificates of Deposit over $100,000              15,157         12,528
Other Certificates of Deposit                      96,418         91,757
   Total Deposits                                $289,191       $263,657

     Following is a detail of certificate of deposit maturities as of December 31, 1998:

($ in thousands)
    December 31, 1999                                   $87,777
    December 31, 2000                                    15,022
    December 31, 2001                                     3,065
    December 31, 2002                                     1,630
    December 31, 2003 & After                             4,081
      Total Certificates of Deposit                    $111,575

     Interest expense on Certificates of Deposit over $100
thousand at December 31, 1998, 1997, and 1996, amounted to $561 thousand, $542 thousand and $472 thousand, respectively.
     Public Fund deposits at December 31, 1998 and 1997, were
$16.8 million and $16.2 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Stockholders' Equity of the Company includes the undistributed earnings of the Bank. Dividends are paid by the Company from its assets which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Louisiana statutes require approval to pay dividends in excess of a state bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 1999, the Bank had retained earnings of $19.6 million of which $3.6 million was available for distribution without prior regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. As detailed below, as of December 31, 1998 and 1997, the Company met all of the capital adequacy requirements to which it is subject.

          As of December 31, 1998 and 1997, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

     Following is a summary of capital levels at December 31, 1998 and 1997:

                                                                          To Be Well
                                                                          Capitalized
                                                                          Under
                                                             Required for Prompt
                                                             Capital      Corrective
                                               Actual        Adequacy     Actions
As of December 31, 1998                        Ratios        Purposes     Provision

Total Capital (to Risk Weighted Assets)        22.6%          8.00%       10.00%
Tier 1 Capital (to Risk Weighted Assets)       21.4%          4.00%        6.00%
Tier 1 Leveraged Capital (to Average Assets)   11.3%          4.00%        5.00%

As of December 31, 1997

Total Capital (to Risk Weighted Assets)        25.1%          8.00%       10.00%
Tier 1 Capital (to Risk Weighted Assets)       23.9%          4.00%        6.00%
Tier 1 Leveraged Capital (to Average Assets)   11.7%          4.00%        5.00%

     Under current regulations, the Bank is limited in the amount it may loan to its Parent. Loans to the Parent may not exceed
10% of the Bank's capital and surplus. There were no loans outstanding at December 31, 1998 and 1997.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plans assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 1998 or 1997.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. The majority of the plans assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 1998 and 1997.

($ in thousands)                                          1998           1997
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year               $6,146         $4,842
  Service Cost                                             380            269
  Interest Cost                                            441            376
  Plan Participants' Contributions                           0              0
  Actuarial (Gain)/Loss                                    558            713
  Benefits Paid                                           (190)           (54)
  Benefit Obligation at End of Year                     $7,335         $6,146

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year        $6,204         $5,346
  Actual return on Plan Assets                           1,121            851
  Employer Contributions                                   110             61
  Plan Participant's Contributions                           0              0
  Benefits Paid                                           (190)           (54)
  Fair Value of Plan Assets at End of Year              $7,245         $6,204

  Funded Status                                           ($90)           $58
  Unrecognized Net Actuarial Loss                          321            336
  Unrecognized transaction obligation (asset)             (354)          (398)
  Unrecognized Prior Service Cost                          156            181
  Prepaid (Accrued) Benefit Cost                           $33           $177

  Assumptions used in the determination of pension plan information consisted of the following:

                                                          1998           1997

Discount Rate                                            6.75%          7.00%
Rate of Increase in Compensation Levels                  5.50%          5.50%
Expected Long-Term Rate of Return
   on Plan Assets                                        9.00%          9.00%

   Net pension expense for 1998, 1997, and 1996 included the following components:

($ in thousands)                                           1998           1997         1996

Service Cost                                               $379           $268         $248
Interest Cost                                               441            376          328
Expected Return on                                         (547)          (474)        (430)
Amortization of Prior Service Cost                           25             25           25
Transition (Asset)/Obligation Recognition                   (44)           (44)         (44)
Net Periodic Benefit Cost                                  $254           $151         $127


     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $582 thousand and $548 thousand for the years ended December 31, 1998 and 1997, respectively. The Bank had set aside reserves in the amount of $774 thousand for payment of unreported claims with dates of service through December 31, 1998.

NOTE K
Other Operating Expenses

     The analysis of other operating expenses for the years ended
December 31, 1998, 1997, and 1996, are as follows:

($ in thousands)                                           1998           1997         1996

Advertising and Public Relations                           $390           $301         $349
Armored Courier Service                                     165            131          115
Director Fees                                               218            263          200
Equipment Expense                                         1,188          1,047          946
Legal and Professional                                      266            506          400
Postage and Shipping                                        180            180          175
Regulatory Assessments                                       83             67           32
Service Charges-Other Institutions                          125            122          126
Stationery, Printing, and Supplies                          372            356          338
Telephone                                                   304            295          233
Other                                                       552            600          510
                                                         $3,843         $3,868       $3,424

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $1.9 million for 1998, $2.0 million for 1997, and $2.3 million for 1996. The provisions represent effective tax rates of 32% for 1998, 33% for 1997, and 31% for 1996. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.

($ in thousands)                                           1998           1997         1996
Income Taxes Based on Statutory Rates -
   34% for periods shown                                 $2,022         $2,069       $2,492
Tax Exempt Income                                          (198)          (196)        (188)
Other - Net                                                  61            177          (23)
                                                         $1,885         $2,050       $2,281

     The components of consolidated income tax expense (benefits) are:

($ in thousands)                                           1998           1997         1996

Provision for Current Taxes                              $2,320         $1,638       $2,282
Provision (Credit) for Deferred Taxes                      (435)           412           (1)
                                                         $1,885         $2,050       $2,281

     A deferred income tax asset of $370 thousand and $25 thousand is included in other assets at December 31, 1998 and 1997, respectively. The deferred tax provision (credit) consists of the following timing differences:

($ in thousands)                                           1998           1997         1996

Depreciation Expense for Tax Reporting
   in Excess of Amount for Financial Reporting              $10            ($3)         ($2)
Provision for Loan Losses for Financial
    Reporting in Excess of Amount for
    Tax Reporting                                          (391)           427           21
Accretion Income for Financial Reporting
   in Excess of Tax Reporting                                (6)            14          (17)
Increase in Insurance Reserve                               (33)           (10)         (21)
Increase (Decrease) in Prepaid Pension                      (15)           (16)          18

                                                          ($435)          $412          ($1)

     The net deferred tax asset consists of the following components at December 31, 1998 and 1997:

($ in thousands)                                           1998           1997

Depreciation                                              ($356)         ($346)
Provision for Loan Losses                                   957            566
Accretion Income                                            (29)           (35)
Insurance Reserve                                           211            178
Prepaid Pension                                             (97)          (112)
Unrealized (Gain) Loss on Securities
   Available for Sale                                      (316)          (226)
   Total Deferred Tax Asset                                $370            $25

NOTE M
Short-Term Borrowings

     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit available with Federal Home Loan Bank of Dallas amounts to approximately $18.1 million at December 31, 1998. This amount is computed based on the Bank's stock position less current advances, not to exceed 65% of the Bank's outstanding 1-4 family mortgage loans. The agreement provides for interest based upon the federal funds rate on outstanding balances for short term purposes and a certain spread above the treasury yield curve for longer term advances. Drawings on the line included in other liabilities, were $1.0 million and $1.2 million at December 31, 1998 and 1997 respectively. The line is collateralized by a blanket lien on 1-4 family mortgage loans.

     The Bank also maintains an open line of credit with a correspondent to assist in maintaining short-term liquidity. The agreement provides for interest based upon the federal funds rate on outstanding balances. This line totaling $4.5 million was unfunded at December 31, 1998 and December 31, 1997.

NOTE N
Off-Balance Sheet Instruments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     In the normal course of business the Company has made commitments to extend credit of $20.3 million at December 31, 1998. This amount includes unfunded commitments aggregating $19.6 million and letters of credit of $646 thousand.

NOTE O
Concentrations of Credit

     The Bank's business activities are with customers in the Bank's market area, which consists primarily of the southeast region of the State of Louisiana. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are shown in Note E. Most of the Bank's credits are to individuals and small businesses secured by real estate. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limits.

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

     The estimated approximate fair values of the Bank's financial instruments as of December 31, 1998 and 1997 are as follows:

($ in thousands)                                           1998                        1997
                                                           Carrying                    Carrying
Financial Assets:                                          Amount        Fair Value    Amount   Fair Value
   Cash and
      Short-Term Investments                               34,280        $34,280      $25,265   $25,265
   Securities                                              99,510         99,510      114,877      114,877
   Loans - Net                                            178,462        181,865      146,975      147,511
                                                         $312,252       $315,655     $287,117     $287,653

Financial Liabilities:
   Deposits                                              $289,191       $286,807     $263,657     $263,259
   Other Borrowings                                         1,026          1,070        1,167        1,217
                                                         $290,217       $287,877     $264,824     $264,476

Unrecognized Financial Instruments
   Commitments to Extend Credit
      and Letters of Credit                                    $0             $0           $0           $0

Note Q
Litigation and Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability from such proceedings would not have a material adverse effect on the Company's financial statements.

Note R
Parent Company Financial Statements

     The financial statements for One American Corp. (Parent
Company Only) are presented below:

BALANCE SHEETS
December 31, 1998 and 1997
($ in thousands)                                               1998         1997
Assets
   Cash                                                      $2,136       $2,107
   Receivables from Subsidiaries                                  0           20
   Income Tax Receivable                                         99           12
   Investment in Subsidiaries:
      First American Bank and Trust                          36,168       34,397
      One American Agency, Inc.                                   0          233
                                                             36,168       34,630
         Total Assets                                       $38,403      $36,769

Liabilities
   Accrued Dividend Payable                                    $481         $472
   Payables to Subsidiaries                                     122           42
                                                                603          514

Stockholders' Equity
   Common Stock                                               7,500        7,500
   Surplus                                                    5,000        5,000
   Retained Earnings                                         26,720       24,382
   Treasury Stock - 328,922 and 296,900 shares at cost       (1,420)        (627)
   Total Stockholders' Equity                                37,800       36,255
        Total Liabilities and Stockholders' Equity          $38,403      $36,769

STATEMENTS OF INCOME
for the years ended December 31, 1998, 1997, and 1996
($ in thousands)                                               1998         1997         1996
Income
   Interest Income                                              $46          $44          $34
   Dividends from Subsidiaries:
      First American Bank and Trust                           2,475        2,025        1,800
      One American Agency, Inc.                                  12            0            0
         Total Income                                         2,533        2,069        1,834

Expenses
   Operating Expenses                                            86           52           48
       Total Expenses                                            86           52           48

Income before Income Taxes and Equity in
   Undistributed Net Income of Subsidiaries                   2,447        2,017        1,786

Income Tax Expense (Benefit)                                    (13)          (3)          (5)

Income before Equity in Undistributed
   Net Income of Subsidiaries                                 2,460        2,020        1,791

Equity in Undistributed Net Income of Subsidiaries            1,601        2,017        3,259

     Net Income                                              $4,061       $4,037       $5,050

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1998, 1997, and 1996
($ in thousands)                                                  1998         1997         1996
Cash Flows From Operating Activities:
   Net Income                                                   $4,061       $4,037       $5,050
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Equity in Undistributed Net Income of Subsidiaries     (1,601)      (2,017)      (3,259)
         Changes in Assets and Liabilities:
            Increase (Decrease) in Payables to Subsidiaries         80          (93)         135
            (Increase) Decrease in Receivables from Subsidiaries    20           (2)         343
            (Increase) Decrease in Income Tax Receivables          (87)         110         (122)
            Increase (Decrease) in Income Taxes Payable              0            0         (348)
      Net Cash Provided by Operating Activities                  2,473        2,035        1,799

Cash Flows From Investing Activities:
   Proceeds From Liquidation of One
     American  Agency                                              235            0            0
      Net Cash Provided by Investing Activities                    235            0            0

Cash Flows From Financing Activities:
   Treasury Stock Purchased                                       (793)          (2)           0
   Dividends Paid                                                1,886)      (1,625)      (1,352)
      Net Cash Used in Financing Activities                      2,679)      (1,627)      (1,352)

Net Increase in Cash                                                29          408          447
Cash - Beginning of Year                                         2,107        1,699        1,252
Cash - End of Year                                              $2,136       $2,107       $1,699

Noncash Financing Activities:
   Dividends Declared and Not Paid                                $481         $472         $405

   Change in Unrealized Gain (Loss) on Securities Available
      For Sale, Net                                               $170         $375        ($307)

Item 9.   Disagreements on Accounting and Financial Disclosures

     Not Applicable.

                            Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 1999 Annual
Meeting of Stockholders and is incorporated herein by reference.

                             Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)  Financial Statements

                    1.   The financial statements of One American
               Corp. in the Company's 1998 Form 10-K are incorporated by reference in Item 8.

                    2.   Other financial statement schedules are
               either omitted because they are inapplicable or included in the financial statements or related notes.


(b)  Reports on Form 8-K

               There were no Forms 8-K filed in the quarter ended
               December 31, 1998.

(c)  Exhibits

                    3. Articles of Incorporation and by-laws of One American Corp. are incorporated by reference to the Company's Registration Statement on Form S-14 filed October 29, 1982, with the Securities and Exchange Commission.

                    22.  Subsidiaries of the Registrant
                    First American Bank and Trust, incorporated
               under the laws of the State of Louisiana

                    23.  Definitive Proxy Statement for the 1999
               Annual Meeting of Stockholders' of One American
               Corp.

                              Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ONE AMERICAN CORP.

                                             /s/ Frank J. Bourgeois
                                             Frank J. Bourgeois
                                             President

                                             Dated  March 11, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 11, 1999:

/s/ Frank J. Bourgeois, President (principal executive, financial and accounting officer) and Director
Frank J. Bourgeois

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

/s/ Ozane J. Gravois, III, Director
Ozane J. Gravois, III

/s/ Gloria A. Kliebert, Secretary / Treasurer and Director
Gloria A. Kliebert

/s/ Anthony J. Nobile, Director
Anthony J. Nobile

/s/ Carl J. Poche, M.D., Director
Carl J. Poche, M.D.

/s/ Clarence J. Savoie, II, Director
Clarence J. Savoie, II

/s/ David J. Vial, M.D., Director
David J. Vial, M.D.

/s/ Craig A. Vitrano, M.D., Director
Craig A. Vitrano, M.D.

/s/ Albert J. Waguespack, Director
Albert J. Waguespack