Form 10-Q
period 1999-03-31
ONE AMERICAN CORP
filed 1999-05-13
CIK 708817

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the
 Quarter Ended March 31, 1999            Commission File Number:  0-12437


                            One American Corp.
          (Exact name of registrant as specified in its charter)


 Louisiana                                    72-0948181
(State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation of Organization)

 2785 LA Hwy. 20 West
 P. O. Box 550
 Vacherie, Louisiana                          70090-0550
(Address of principal executive offices)     (Zip Code)

Registrant's Telephone Number, including area code:  (225) 265-2265

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

     Common stock $2.50 Par Value, 2,669,931 shares outstanding as of May 13,1999.

                              Form 10-Q Index

                                  Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     March 31, 1999, December 31, 1998 and March 31, 1998                  3

     Consolidated Statements of Income
     for the three months ended March 31, 1999 and 1998                    4

     Consolidated Statements of Changes in Stockholders' Equity
     for the three months ended March 31, 1999 and 1998                    5

     Consolidated Statements of Cash Flows
     for the three months ended March 31, 1999 and 1998                    6

     Notes to Consolidated Financial Statements                            8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             12

     Average Balance Sheets and Interest Rate Analysis
     for the three months ended March 31, 1999, December 31, 1998
     and March 31, 1998                                                    23

     Interest Differentials
     for the three months ended March 31, 1999, December 31, 1998
     and March 31, 1998                                                    24


                                  Part II
Other Information

     Legal Proceedings                                                     25

     Exhibits and Reports on Form 8-K                                      25

     Management's Responsibility for Financial Reporting                   26

     Signatures                                                            27

Consolidated Balance Sheets                                              Unaudited  Unaudited   Unaudited
One American Corp. and Subsidiaries                                      March 31,  December 31 March 31,
In thousands                                                             1999       1998        1998
Assets
   Cash and Due From Banks                                               $12,399    $12,126    $13,513
   Interest Bearing Deposits in Other Banks                               10,548     10,629      5,265
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                    13,725     11,525     15,625
   Securities Available for Sale (Amortized Cost of  $99,003, 98,588,
       and $112,500, respectively)                                        99,517     99,510    113,176

   Loans                                                                 186,523    181,992    150,399
      Less:  Allowance for Loan Losses                                    (3,326)    (3,530)    (2,621)
   Loans, Net                                                            183,197    178,462    147,778

   Bank Premises and Equipment                                            12,238     11,997     11,045
   Other Real Estate                                                         249         73         78
   Accrued Interest Receivable                                             1,900      2,133      1,981
   Other Assets                                                            2,942      2,921      2,161
        Total Assets                                                    $336,715   $329,376   $310,622

Liabilities
   Deposits:
     Noninterest Bearing                                                 $58,255    $58,406    $55,130
     Interest Bearing                                                    237,509    230,785    215,658
         Total Deposits                                                  295,764    289,191    270,788

   Accrued Interest Payable                                                  855        825        723
   Other Liabilities                                                       1,992      1,560      2,373
        Total Liabilities                                                298,611    291,576    273,884

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                              7,500      7,500      7,500
   Surplus                                                                 5,000      5,000      5,000
   Retained Earnings                                                      26,712     26,111     24,434
   Accumulated Other Comprehensive Income                                    339        609        446
   Treasury Stock - 329,924, 328,922 and 296,900 shares at cost           (1,447)    (1,420)      (642)
        Total Stockholders' Equity                                        38,104     37,800     36,738
        Total Liabilities and Stockholders' Equity                      $336,715   $329,376   $310,622

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 1999 and 1998                       Unaudited  Unaudited
In thousands, except per share data                                        1999       1998
Interest Income
   Interest and Fees on Loans                                             $3,975     $3,504
   Interest on Securities:
      Taxable Interest                                                     1,242      1,464
      Nontaxable Interest                                                    138        150
         Total Interest on Securities                                      1,380      1,614
   Other Interest Income                                                     266        229

      Total Interest Income                                                5,621      5,347

   Interest Expense on Deposits                                            2,125      2,008
      Net Interest Income                                                  3,496      3,339

Provision for Loan Losses                                                    225        450
   Net Interest Income After
      Provision for Loan Losses                                            3,271      2,889

Other Income
   Service Charges on Deposit Accounts                                       498        521
   Gain on Securities                                                          0          0
   Gain on Purchased Assets                                                   62        260
   Other Operating Income                                                    278        217
      Total Other Income                                                     838        998
      Income Before Other Expenses                                         4,109      3,887

Other Expenses
   Salaries and Employee Benefits                                          1,262      1,223
   Net Occupancy Expense                                                     326        320
   Net ORE and Repossession Expense                                           18        (34)
   Other Operating Expenses                                                  898        911
      Total Other Expenses                                                 2,504      2,420
       Income Before Income Taxes                                          1,605      1,467
Applicable Income Taxes                                                      523        502
      Net Income                                                          $1,082       $965

      Net Income Per Share                                                  $0.41      $0.36

      Cash Dividends Per Share                                              $0.18      $0.18

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 1999 and 1998
Unaudited                                                                  Accumulated
                                                                           Other                    Total
                                          Common                Retained   Comprehensive Treasury   Stockholders'
In thousands                              Stock      Surplus    Earnings   Income        Stock      Equity
Balances, January 1, 1999                $7,500     $5,000     $26,111    $609         ($1,420)    $37,800
Comprehensive Income:
 Net Income                                                      1,082                               1,082
 Other Comprehensive Income,
  Net of Tax:
   Net Change in Unrealized Gain (Loss)
    on Securities Available-for-Sale                                      (270)                       (270)
   Less:  Reclassification Adjustments                                       0                           0
     Total Comprehensive Income                                                                        812
 Treasury Stock Purchased                                                                  (27)        (27)
 Cash Dividends                                                   (481)                               (481)
 Balances, March 31, 1999                 7,500      5,000      26,712     339          (1,447)     38,104
Balances, January 1, 1998                 7,500      5,000      23,943     439            (627)     36,255
Comprehensive Income:
 Net Income                                                        965                                 965
 Other Comprehensive Income,
  Net of Tax:
   Net Change in Unrealized Gain (Loss)
    on Securities Available-for-Sale                                         7                           7
   Less:  Reclassification Adjustments                                       0                           0
     Total Comprehensive Income                                                                        972
Treasury Stock Purchased                                                                   (15)        (15)
Cash Dividends                                                   (474)                                (474)
Balances, March 31, 1998                 $7,500     $5,000    $24,434     $446           ($642)    $36,738

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 1999 and 1998                       Unaudited  Unaudited
In thousands                                                               1999       1998
Cash Flows From Operating Activities
  Net Income                                                              $1,082       $965
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                               (62)      (260)
      Provision for Depreciation                                             226        199
      Provision for Loan Losses                                              225        450
      Net Amortization (Accretion) on Securities                             (21)       (84)
      Provision (Credit) for Deferred Income Taxes                            76        (93)
      (Gain) Loss on Sale of Other Real Estate and Repossessions              (3)       (16)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                     233        195
      (Increase) Decrease in Other Assets                                     42        130
      Increase (Decrease) in Accrued Interest Payable                         30        (54)
      Increase (Decrease) in Other Liabilities                               467        689
        Net Cash Provided by Operating Activities                          2,295      2,121
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                    19,685     23,313
  Purchases of Securities Available for Sale                             (20,079)   (21,518)
  Proceeds from Sale of Securities Available for Sale                          0          0
  Net (Increase) Decrease in Federal Funds Sold                           (2,200)    (3,475)
  Net (Increase) Decrease in Loans                                        (5,128)    (1,027)
  Proceeds from Sale of Other Real Estate and Repossessions                   57         50
  Purchases of Premises and Equipment                                       (467)      (407)
  Proceeds from Other Borrowings                                               0          0
  Repayments of Amounts Borrowed                                             (36)       (36)
    Net Cash Used in Investing Activities                                 (8,168)    (3,100)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   2,366      6,275
  Net Increase (Decrease) in Certificates of Deposits                      4,207        856
  Dividends Paid                                                            (481)      (474)
  Treasury Stock Purchased                                                   (27)       (15)
    Net Cash Provided By Financing Activities                              6,065      6,642
Increase (Decrease) in Cash and Cash Equivalents                             192      5,663
Cash and Cash Equivalents - Beginning of Year                             22,755     13,115
Cash and Cash Equivalents - End of Year                                  $22,947    $18,778

   Continued on next page

Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 1999 and 1998                       Unaudited  Unaudited
In thousands                                                               1999       1998
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                        $0         $0
   Interest Paid on Deposits                                              $2,095     $2,062
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                        $230         $0
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                        ($408)       $11
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale              ($139)        $4
Noncash Financing Activities:
   Dividends Declared and Not Paid                                          $481       $474

The accompanying notes are an integral part of these financial statements.

                Notes to Consolidated Financial Statements
                              March 31, 1999
                                (UNAUDITED)

Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the
Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles which significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the first three months ended March 31, 1999 are no indication of the expected results for the annual period that ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1998.

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency). All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting.

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

Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at March 31, 1999 or 1998. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At March 31, 1999, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,670,425 and 2,702,180 for the three months ended March 31, 1999 and 1998, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month period ending March 31, 1998 have been retroactively restated for this stock split.

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

                         One American Corp. and Subsidiaries
             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations
                              March 31, 1999

First Quarter in Review

     For the current quarter of 1999, net income was $1.1 million compared to $965 thousand for the same quarter of 1998. An increase in net interest income and a decrease in provisions for loan losses primarily accounted for the increase in net income. Earnings per common share were $0.41 and $0.36 for the first quarters of 1999 and 1998, respectively. Return on average assets on an annualized basis was 1.33% for the current quarter, and 1.27% for the same quarter of 1998. For the first quarters of 1999 and 1998, return on average equity on an annualized basis was 11.55% and 10.71%, respectively. Cash dividends were $.18 per share for the current quarter and $.18 per share for the same quarter of 1998.

     Net interest income (FTE) for the current quarter was $3.6 million, $151 thousand greater than that of the first quarter of 1998. The net interest margin (FTE) was 4.77% for the current quarter and 4.95% for the same quarter of 1998.

     During the first quarter of 1999, in comparison with the same quarter of 1998, average loans outstanding increased $34.3 million or 23.1% to $183.1 million. Average total deposits for the current quarter increased $23.8 million or 8.9% to $290.5 million when compared to the average total deposits for the same quarter of 1998. Average total assets for the current quarter increased $25.2 million or 8.3% to $330.2 million when compared to the total average assets of the first quarter of 1998.

     In the first quarter of 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, was formed. First American Agency, L.L.C. provides insurance agency services in the Bank's market area. Also in the first quarter of 1998, First American Agency, L.L.C. acquired Riverbend Insurance Agency, Inc. of Destrehan, St. Charles Parish, Louisiana. The ability of the Bank's customers to purchase insurance from a subsidiary of the Bank provides an additional level of convenience as well as the opportunity for the Bank to increase non-interest income.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three month period ending March 31, 1998 have been retroactively adjusted for this stock split.

Earnings Analysis

     Net Interest Income - The primary source of earnings for the Bank is net interest income; the difference between interest and fees generated from interest earning assets less interest expense for interest bearing liabilities. For analytical purposes, net interest income is presented on a tax equivalent basis, using a 34% tax rate. Certain earning assets are exempt from income taxes, therefore a tax equivalent adjustment is included so that tax exempt earning assets are tax equivalent and comparable with other taxable earning assets. The primary factors that affect net interest income are changes in volume and mix of earning assets and interest-bearing liabilities, along with changes in market rates.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1999 was $3.6 million, 4.4% greater than the same quarter of 1998. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $471 thousand in net interest income (FTE) when comparing the first quarter of 1999 to the first quarter of 1998.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread
- During the current quarter of 1999, average earning assets were $303.6 million, an increase of $23.6 million or 8.4% over the first quarter of 1998. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand that has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of a strong economic climate.

     The trend over the quarters compared shows an increase in interest bearing liabilities with the largest growth in certificates of deposit and money market accounts. The Bank also benefited from an increase in volume of non interest bearing deposits while at the same time improving the relationship as a percentage of total deposits. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1999, the average yield on earning assets was 7.61%, while the average cost of interest bearing liabilities was 3.67%, producing a net interest spread (FTE) of 3.94%. The net interest margin (FTE) was 4.77% for the current quarter of 1999. In comparison, the net interest margin (FTE) for the same quarter of 1998 was 4.95%. The cost of interest bearing liabilities during the first quarter of 1998 was 3.78%, while the yield on average earning assets was 7.87%, producing a net interest spread of 4.09%. The 11 basis point decrease in the average cost of interest bearing liabilities from the first quarter of 1998 to the same quarter of 1999, was less than the 26 basis point decrease in the yield on interest earning assets for the respective quarters.

Average Earning Asset Structure                       First                    Fourth                  First
In thousands                                         Quarter 1999             Quarter 1998            Quarter 1998
                                                                  % of                     % of                    % of
                                                    Average     Earning      Average     Earning     Average     Earning
                                                   Balances      Assets     Balances      Assets    Balances      Assets
Interest Bearing Deposits                           $9,922        3.3%      $10,120        3.5%     $4,588          1.6%
Federal Funds Sold                                  12,859        4.2%       11,942        4.0%     14,220          5.1%
Securities
  Taxable                                           88,046       29.0%       85,543       28.8%    101,804         36.4%
  Non-Taxable                                        9,731        3.2%       10,137        3.4%     10,633          3.8%
Loans - Net                                        183,078       60.3%      179,070       60.3%    148,787         53.1%
    Total Average Earning Assets                  $303,636      100.0%     $296,812      100.0%   $280,032        100.0%
Average Deposit Structure                             First                    Fourth                   First
In thousands                                         Quarter 1999             Quarter 1998             Quarter 1998
                                                    Average        % of      Average      % of        Average     % of
                                                   Balances     Deposits    Balances    Deposits     Balances    Deposits
Noninterest Bearing Deposits                       $57,450       19.8%      $55,428       19.7%    $52,864         19.8%
NOW Accounts                                        26,566        9.1%       23,769        8.4%     25,641          9.6%
Savings Accounts                                    31,979       11.0%       31,532       11.2%     31,128         11.7%
Money Market Deposit Accounts                       61,648       21.2%       59,207       21.0%     52,356         19.6%
Certificates of Deposits less than $100,000        100,975       34.8%      100,478       35.7%     92,804         34.9%
   Total Average Core Deposits                     278,618       95.9%      270,414       96.0%    254,793         95.6%
Certificates of Deposits greater than $100,000      11,854        4.1%       11,396        4.0%     11,860          4.4%
   Total Average Deposits                         $290,472      100.0%     $281,810      100.0%   $266,653        100.0%

Average Interest Bearing Deposits
   as a percentage of Earning Assets                 76.7%                    76.3%                  76.3%

Average Core Deposits
   as a percentage of Total Average Assets           84.4%                    84.1%                  83.5%

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended March 31, 1999, December 31, 1998, and March 31, 1998, and the corresponding table of Interest Differentials detail the effect a change in average balance outstanding of assets and liabilities and the change interest yield and interest costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Provision for Loan Losses

     Provision for Loan Losses was $225 thousand and $450 thousand for the first quarters of 1999 and 1998, respectively. See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $838 thousand, a decrease of $160 thousand or 16.0% compared to $998 thousand for the same quarter of 1998. The primary cause of this decrease was gain on purchased assets, which decreased $198,000 for the first three months of 1999 when compared to the same period of 1998.

     Gain on purchased assets was $62 thousand for the current quarter and $260 thousand for the same period of 1998. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any are indeterminable.

     The Bank did not experience any gains from security transactions involving Available for Sale securities during both the current quarter and the same respective period in 1998.

Other Expenses

     Other expenses were $2.5 million for the first quarter of 1999 , an increase of $84 thousand or 3.4% over the same quarter of 1998. Salaries and employee benefits were $1.3 million for the current quarter compared to $1.2 million for the same of quarter of 1998. Net occupancy expense was $326 thousand for the current quarter, compared to $320 thousand for the first quarter of 1998. Other operating expenses were $898 thousand for the current quarter, a decrease of $13 thousand or 1.5% compared to the same quarter of 1998.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $523 thousand compared to $502 thousand for the first quarter of 1998. Effective tax rates are 32.6% for the first quarter of 1998 and 34.2% for the quarter ended March 31, 1998. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its depositors, and to fund loan commitments and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $278.6 million or 95.9% of total average deposits and 84.4% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the ability of short term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors nor the ability to fund future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods. Key assumptions used in the simulation model include the relative timing of prepayments on mortgage related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity.
Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of dynamic income simulation, at March 31, 1999 the Bank would expect an increase in net interest income of $95,000 in the event of a gradual 200 basis point increase in interest rates and a decrease of $275,000 in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non-fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non rate sensitive funds. These decay rates spread the non rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non-Interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     The Interest Rate Sensitivity Table, on page 18 presents the Bank's interest rate sensitivity position at March 31, 1999, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest earning assets exceed its interest bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
 March 31, 1999
In thousands
                                                Expected Maturity, Years Ended:
                                                                                                Non-              Fair
                                       3/31/00  3/31/01  3/31/02  3/31/03  3/31/04 Thereafter Sensitive  Total    Value
Interest-Bearing Deposits in
Assets
  Investments -
     Fixed-Rate Securities             $44,194  $30,885   $7,678   $4,928   $2,011    $3,551       $0  $93,247  $93,247
       Average Interest Rates             5.79%    5.51%    6.00%    6.24%    6.62%     5.81%    0.00%    5.76%
     Variable-Rate Securities            2,737    1,591      489      316      186       951        0    6,270    6,270
       Average Interest Rates             5.83%    5.75%    6.70%    6.77%    6.89%     6.88%    0.00%    6.12%
         Total Investments              46,931   32,476    8,167    5,244    2,197     4,502        0   99,517   99,517
            Average Interest Rates        5.79%    5.52%    6.04%    6.27%    6.64%     6.04%    0.00%    5.78%
  Loans -
     Fixed-Rate Loans, Net              66,053   20,901   23,548   10,866   16,191    26,290      852  164,701  166,600
       Average Interest Rates             8.66%    8.73%    8.61%    8.54%    8.43%     7.75%    0.00%    8.44%
     Variable-Rate Loans, Net            9,707    2,748    2,258    1,112      509     2,162        0   18,496   18,547
       Average Interest Rates             7.74%    7.69%    7.81%    7.95%    8.09%     8.14%    0.00%    7.81%
         Total Loans                    75,760   23,649   25,806   11,978   16,700    28,452      852  183,197  185,147
            Average Interest Rates        8.54%    8.61%    8.54%    8.49%    8.42%     7.78%    0.00%    8.38%
  Interest-Bearing Deposits in
     Other Banks                        10,548        0        0        0        0         0        0   10,548   10,548
            Average Interest Rates        5.00%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%       0
  Federal Funds Sold                    13,725        0        0        0        0         0        0   13,725   13,725
            Average Interest Rates        4.53%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%    4.53%
  Other Assets                                                                                 29,728   29,728
      Total Assets                    $146,964  $56,125  $33,973  $17,222  $18,897   $32,954  $30,580 $336,715
Liabilities
   NOW and Super NOW Deposits           $1,801   $6,838   $6,838   $2,579   $2,579    $5,159       $0  $25,794  $24,247
            Average Interest Rates        2.18%    2.18%    2.18%    2.18%    2.18%     2.18%    0.00%    2.18%
   Insured Money Market Accounts        30,635   16,463   16,463        0        0         0        0   63,561   62,499
            Average Interest Rates        3.13%    3.13%    3.13%    0.00%    0.00%     0.00%    0.00%    3.13%
   Savings Deposits                      2,278    8,662    8,662    3,267    3,267     6,534        0   32,670   31,415
            Average Interest Rates        2.53%    2.53%    2.53%    2.53%    2.53%     2.53%    0.00%    2.53%
 Variable-Rate Certificates of Deposit     691    2,629    2,629      992      992     1,983        0    9,916    9,816
            Average Interest Rates        4.46%    4.46%    4.46%    4.46%    4.46%     4.46%    0.00%    4.46%
   Certificates of Deposits             82,814   18,525    1,291    1,342    1,596         0        0  105,568  105,501
            Average Interest Rates        4.49%    4.92%    5.32%    5.70%    5.68%     0.00%    0.00%    4.61%
   Noninterest Bearing Deposits         21,627    6,662    6,662    5,826    5,826    11,652        0   58,255   58,255
   Other Interest-Bearing Liabilities      130      137      146      156      166       255        0      990    1,018
            Average Interest Rates           0        0        0        0        0         0        0        0
   Other Liabilities                         0        0        0        0        0         0    1,857    1,857
   Stockholders' Equity                      0        0        0        0        0         0   38,104   38,104
      Total Liabilities and
           Stockholders' Equity       $139,976  $59,916  $42,691  $14,162  $14,426   $25,583  $39,961 $336,715

   Interest Rate Sensitivity Gap        $6,988  ($3,791) ($8,718)  $3,060   $4,471    $7,371  ($9,381)      $0
   Cumulative Interest Rate
     Sensitivity Gap                    $6,988   $3,197  ($5,521) ($2,461)  $2,010    $9,381       $0

   GAP / Assets                           2.08%   -1.13%   -2.59%    0.91%    1.33%     2.19%   -2.79%
      Cumulative GAP / Assets             2.08%    0.95%   -1.64%   -0.73%    0.60%     2.79%    0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 1999 and 1998, were $17.8 million and $10.0 million, respectively. The Bank had letters of credit of $570 thousand issued at March 31, 1999 compared to $562 thousand at March 31, 1998. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 1999 the available portion of these credit lines was $377 thousand compared to $343 thousand at March 31, 1998. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The
Bank issues credit cards. The aggregate credit available was $4.8 million at March 31, 1999 and $3.4 million at March 31, 1998. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The Allowance for Loan Losses was $3.3 million at March 31, 1999, or 1.8%, of loans outstanding. At March 31, 1998 the Allowance for Loan Losses was $2.6 million, or 1.7%, of loans outstanding. Net charge-offs (recoveries) were $430 thousand for the current quarter, versus $19 thousand for the same quarter of 1998. Gross charge-offs as a percentage of average loans were .24% and .04% in the first quarters of 1999 and 1998, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 3.1% versus 68.9% for the same quarter of 1998.

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

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Impaired loans are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the sum of: a percentage of the balances of loans graded substandard plus the sum of the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the "potential default' factor to the non classified portion of the loan portfolio, additional reserves necessary because of loan growth are accounted for.
     Also in determining the level of Allowance for Loan Losses, management considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area. As the Bank's ratio of loans - to - deposits continues to increase, so does the potential for problem loans to occur at a rate uncommon to the Bank's historical loan loss basis given smaller loan
- to - deposit ratios of the past.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at March 31, 1999 and 1998 were $33 thousand and $592 thousand, respectively. Impaired loans having recorded investments of $2.8 million at March 31, 1999 compared to $3.4 million at March 31, 1998 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.0 million at March 31, 1999 compared to $898 thousand at March 31, 1998. Interest received on impaired loans amounted to $77 thousand at March 31, 1999 compared to $86 thousand at March 31, 1998. Non-accrual loans not included in impaired loans were immaterial at March 31, 1999 and 1998.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $249 thousand at March 31, 1999 and $78 thousand at the close of the first quarter of 1998. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. Repossessions at March 31, 1999 were insignificant.

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

Capital Adequacy Ratios
In Thousands                                   March 31, December 31,    March 31,
                                                   1999         1998         1998
Tier 1 Capital:
   Stockholders' Equity                         $36,988      $36,397      $35,447
Tier 2 Capital:
   Allowance for Loan Losses                      2,211        2,145        1,851
      Total Capital                             $39,199      $38,542      $37,298

Risk-Weighted Ratios:
   Tier 1 Capital                                  21.0%        21.4%        24.1%
   Total Capital                                   22.3%        22.6%        25.3%
Leverage Ratio                                     11.2%        11.3%        11.7%
Stockholders' Equity                               11.0%        11.1%        11.4%
Regulatory Risk-Based Capitalization Requirements
                                                        SignificantlyCritically
                     Well       Adequately Under        Under        Under
                     CapitalizedCapitalizedCapitalized  Capitalized  Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital           6.0%       4.0%      < 4.0%       < 3.0%
   Total Capital           10.0%       8.0%      < 8.0%       < 6.0%
Leverage Ratio              5.0%       4.0%      < 4.0%       < 3.0%      <= 2.0% tangible
                                                                                  equity

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $3.5 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. The committee has adopted a policy which addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The Bank is currently in the implementation phase. Management does not believe that issues related to the Year 2000 are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operation. The costs expensed related to the Year 2000 issue during the first quarter of 1999 were not material.
     The discussion entitled "Year 2000" includes certain "forward looking statements" within the meaning of the Private Securities Litigation Relief Act of 1995 (PSLRA). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict the results or the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward looking statements.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                    First Quarter 1999            Fourth Quarter 1998       First Quarter 1998
                                                    AVERAGE   INCOME/ YIELD/  AVERAGE   INCOME/ YIELD/  AVERAGE    INCOME/  YIELD/
                                                    BALANCE   EXPENSE RATE    BALANCE   EXPENSE  RATE   BALANCE    EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                 $9,922  $122.2   5.00%   $10,120   $90.8    3.56%    $4,588   $43.5    3.85%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               12,859   143.7   4.53%    11,942   148.9    4.95%    14,220   185.3    5.28%
   Securities:
     Taxable                                         88,046 1,242.1   5.72%    85,543 1,255.3    5.82%   101,804 1,464.3    5.83%
     Non-Taxable*                                     9,731   208.9   8.71%    10,137   217.3    8.50%    10,633   227.9    8.69%
   Loans - Net                                      183,078 3,975.1   8.81%   179,070 4,075.0    9.03%   148,787 3,504.1    9.55%
       Total Earning Assets                        $303,636 5,692.0   7.61%  $296,812 5,787.3    7.74%  $280,032 5,425.1    7.87%
   Allowance for Loan Losses                         (3,595)                   (3,478)                    (2,329)
   Nonearning Assets                                 30,205                    28,390                     27,386
   Total Assets                                    $330,246                  $321,724                   $305,089

Liabilities and Stockholders' Equity
   NOW Accounts                                     $26,566   136.9   2.09%   $23,769   122.1    2.04%   $25,641   139.7    2.21%
   Savings Accounts                                  31,979   198.1   2.51%    31,532   200.9    2.53%    31,128   194.5    2.53%
   Money Market Deposit Accounts                     61,648   476.5   3.13%    59,207   455.6    3.05%    52,356   360.0    2.79%
   Certificates of Deposits less than $100,000      100,975 1,129.1   4.53%   100,478 1,211.8    4.78%    92,804 1,152.8    5.04%
   Certificates of Deposits greater than $100,000    11,854   168.2   5.75%    11,396   138.1    4.81%    11,860   143.7    4.91%
      Total Interest Bearing Deposits               233,022 2,108.8   3.67%   226,382 2,128.5    3.73%   213,789 1,990.7    3.78%
   Other Borrowings                                   1,005    15.7   6.34%     1,041    16.5    6.29%     1,147    17.9    6.33%
       Total Interest Bearing Liabilities           234,027 2,124.5   3.67%   227,423 2,145.0    3.74%   214,936 2,008.6    3.78%
   Noninterest Bearing Deposits                      57,450                    55,428                     52,864
   Other Liabilities                                  1,290                     1,682                      1,235
   Stockholders' Equity                              37,479                    37,191                     36,054
      Total Liabilities and Stockholders' Equity   $330,246                  $321,724                   $305,089

Net Interest Income - Tax Equivalent Basis*                 3,567.5                   3,642.3                    3,416.5
Tax Equivalent Adjustment                                     (71.0)                    (73.9)                     (77.5)
    Net Interest Income                                    $3,496.5                  $3,568.4                   $3,339.0

Net Interest Income - Spread*                                         3.94%                      4.01%                      4.09%

Net Interest Income as a % of Total Earning Assets*                   4.77%                      4.87%                      4.95%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands

                                                        First Quarter 1999       First Quarter 1999
                                                        vs                       vs
                                                         Fourth Quarter 1998     First Quarter 1998
                                                        Change due to    Total   Change due to    Total
                                                        Volume  Rate     Change  Volume  Rate     Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                      ($1.8)   $33.2   $31.4   $50.6    $28.1   $78.7
   Federal Funds Sold                                      11.4    (16.6)   (5.2)  (17.7)   (23.9)  (41.6)
   Securities:
      Taxable                                              36.7    (49.9)  (13.2) (197.9)   (24.3) (222.2)
      Non-Taxable*                                         (8.8)     0.4    (8.4)  (19.3)     0.3   (19.0)
   Loans                                                   91.2   (191.1)  (99.9)  807.6   (336.6)  471.0
      Total Interest Income                               128.7   (224.0)  (95.3)  623.3   (356.4)  266.9

Interest Bearing Liabilities:
   NOW Accounts                                            14.4      0.4    14.8     5.0     (7.8)   (2.8)
   Savings Accounts                                         2.9     (5.7)   (2.8)    5.3     (1.7)    3.6
   Money Market Deposit Accounts                           18.8      2.1    20.9    63.9     52.6   116.5
   Certificates of Deposits less than $100,000              6.0    (88.7)  (82.7)  101.5   (125.2)  (23.7)
   Certificates of Deposits greater than $100,000           5.6     24.5    30.1    (0.1)    24.6    24.5
   Other Borrowings                                        (0.6)    (0.2)   (0.8)   (2.2)     0.0    (2.2)
      Total Interest Expense                               47.1    (67.6)  (20.5)  173.4    (57.5)  115.9
   Increase (Decrease) in
      Interest Differential                               $81.6  ($156.4) ($74.8) $449.9  ($298.9) $151.0

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

     Management fulfills its responsibility for the integrity, objectivity, consistency and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountant.

     The Audit Committee of the Board of Directors, composed solely of outside directors, meets periodically with management, and the independent public accountant to review matters relating to financial reporting, internal accounting control and the nature, extent and results of the audit effort. The independent public accountant has direct access to the Audit Committee with or without the presence of management.

     The financial statements as of December 31, 1998, were examined by Hannis T. Bourgeois, L. L. P. independent public accountants, who rendered an independent professional opinion. Hannis T. Bourgeois, L. L. P has not reviewed the financial statements as of March 31, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By: /s/ Frank J. Bourgeois
Frank J. Bourgeois, President



May 13, 1999
Date