Form 10-Q
period 1999-06-30
ONE AMERICAN CORP
filed 1999-08-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
 Quarter Ended June 30, 1999             Commission File Number:
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

Registrant's Telephone Number, including area code:(225) 265-2265

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

      Common stock $2.50 Par Value, 2,669,624 shares outstanding as of August 12,1999.

                              Form 10-Q Index



                                 Part I

Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     June 30, 1999, December 31, 1998, and June 30, 1998                   3

     Consolidated Statements of Income
     for the three and six month periods ended June 30, 1999 and 1998      4

     Consolidated Statements of Changes in Stockholders' Equity
     for the six months ended June 30, 1999 and 1998                       5

     Consolidated Statements of Cash Flows
     for the six months ended June 30, 1999 and 1998                       6

     Notes to Consolidated Financial Statements                            8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            12

     Average Balance Sheets and Interest Rate Analysis
     for the three and six months ended June 30, 1999,
     December 31, 1998, and June 30, 1998                                 25

     Interest Differentials
     for the three and six months ended June 30, 1999,
     December 31, 1998, and June 30, 1998                                 26

                             Part II
Other Information

     Legal Proceedings                                                    27

     Submission of Matters to a Vote of Security Holders                  27

     Other Information                                                    28

     Exhibits and Reports on Form 8-K                                     28

     Management's Responsibility for Financial Reporting                  29

     Signatures                                                           30

Consolidated Balance Sheets                                              Unaudited             Unaudited
One American Corp. and Subsidiaries                                      June 30,   December 31June 30,
In thousands                                                             1999       1998       1998
Assets
   Cash and Due From Banks                                               $13,051    $12,126    $12,258
   Interest Bearing Deposits in Other Banks                                  996     10,629      3,438
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                     7,750     11,525      2,775
   Securities Available for Sale (Amortized Cost of  $108,689, $98,588,
       and $113,505, respectively)                                       108,234     99,510    114,124

   Loans                                                                 199,368    181,992    163,509
      Less:  Allowance for Loan Losses                                    (3,537)    (3,530)    (3,010)
   Loans, Net                                                            195,831    178,462    160,499

   Bank Premises and Equipment                                            12,448     11,997     11,008
   Other Real Estate                                                         350         73         36
   Accrued Interest Receivable                                             2,060      2,133      2,146
   Other Assets                                                            3,119      2,921      2,431
        Total Assets                                                    $343,839   $329,376   $308,715

Liabilities
   Deposits:
     Noninterest Bearing                                                 $58,142    $58,406    $52,224
     Interest Bearing                                                    244,024    230,785    216,699
         Total Deposits                                                  302,166    289,191    268,923

   Accrued Interest Payable                                                  870        825        798
   Other Liabilities                                                       2,371      1,560      1,858
        Total Liabilities                                                305,407    291,576    271,579

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                              7,500      7,500      7,500
   Surplus                                                                 5,000      5,000      5,000
   Retained Earnings                                                      27,688     26,111     25,021
   Accumulated Other Comprehensive Income                                   (300)       609        409
   Treasury Stock - 330,254, 328,922 and 303,910 shares at cost           (1,456)    (1,420)      (794)
        Total Stockholders' Equity                                        38,432     37,800     37,136
        Total Liabilities and Stockholders' Equity                      $343,839   $329,376   $308,715

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                       Three Months Ended    Six Months Ended
for the three and six month periods ended June 30, 1999 and 1998          Unaudited  Unaudited  Unaudited  Unaudited
In thousands, except per share data                                       1999       1998       1999       1998
Interest Income
   Interest and Fees on Loans                                             $4,244     $3,665     $8,219     $7,169
   Interest on Securities:
      Taxable Interest                                                     1,313      1,551      2,555      3,015
      Nontaxable Interest                                                    122        144        260        294
         Total Interest on Securities                                      1,435      1,695      2,815      3,309
   Other Interest Income                                                     240        196        506        425

      Total Interest Income                                                5,919      5,556     11,540     10,903

   Interest Expense on Deposits                                            2,214      2,046      4,339      4,054
      Net Interest Income                                                  3,705      3,510      7,201      6,849

Provision for Loan Losses                                                    225        300        450        750
   Net Interest Income After
      Provision for Loan Losses                                            3,480      3,210      6,751      6,099

Other Income
   Service Charges on Deposit Accounts                                       533        498      1,031      1,019
   Gain on Securities                                                          0          0          0          0
   Gain on Purchased Assets                                                  679        165        741        425
   Other Operating Income                                                    282        267        560        484
      Total Other Income                                                   1,494        930      2,332      1,928
      Income Before Other Expenses                                         4,974      4,140      9,083      8,027

Other Expenses
   Salaries and Employee Benefits                                          1,405      1,294      2,667      2,517
   Net Occupancy Expense                                                     342        309        668        629
   Net ORE and Repossession Expense                                           (1)        14         17        (20)
   Other Operating Expenses                                                1,058        975      1,955      1,886
      Total Other Expenses                                                 2,804      2,592      5,307      5,012
       Income Before Income Taxes                                          2,170      1,548      3,776      3,015
Applicable Income Taxes                                                      714        490      1,237        992
      Net Income                                                          $1,456     $1,058     $2,539     $2,023

      Net Income Per Share                                                 $0.54      $0.39      $0.95      $0.75

      Cash Dividends Per Share                                             $0.18      $0.17      $0.36      $0.35

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 1999 and 1998
Unaudited                                                                         Accumulated
                                                                                  Other                      Total
                                                 Common                Retained   Comprehensive  Treasury    Stockholders'
In thousands                                     Stock      Surplus    Earnings   Income         Stock       Equity
Balances, January 1, 1999                        $7,500     $5,000    $26,111          $609    ($1,420)     $37,800

Comprehensive Income:
   Net Income                                                           2,539                                 2,539
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                              (909)                   (909)
        Less:  Reclassification Adjustments                                               0                       0
            Total Comprehensive Income                                                                        1,630

Treasury Stock Purchased                                                                           (36)         (36)
Cash Dividends                                                           (962)                                 (962)
Balances, June 30, 1999                           7,500      5,000     27,688          (300)    (1,456)      38,432
Balances, January 1, 1998                         7,500      5,000     23,943           439       (627)      36,255

Comprehensive Income:
   Net Income                                                           2,023                                 2,023
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                               (30)                    (30)
        Less:  Reclassification Adjustments                                               0                       0
            Total Comprehensive Income                                                                        1,993

Treasury Stock Purchased                                                                          (167)        (167)
Cash Dividends                                                           (945)                                 (945)
Balances, June 30, 1998                          $7,500     $5,000    $25,021          $409      ($794)     $37,136

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 1999 and 1998                        Unaudited  Unaudited
In thousands                                                                1999       1998
Cash Flows From Operating Activities
  Net Income                                                              $2,539     $2,023
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                              (741)      (425)
      Provision for Depreciation                                             465        399
      Provision for Loan Losses                                              450        750
      Net Amortization (Accretion) on Securities                            (104)      (164)
      Provision (Credit) for Deferred Income Taxes                           358       (201)
      (Gain) Loss on Sale of Other Real Estate and Repossessions              (3)       (23)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                      73         30
      (Increase) Decrease in Other Assets                                    (89)       139
      Increase (Decrease) in Accrued Interest Payable                         45         21
      Increase (Decrease) in Other Liabilities                               319         57
        Net Cash Provided by Operating Activities                          3,312      2,606
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                    33,936     35,520
  Purchases of Securities Available for Sale                             (43,934)   (34,650)
  Proceeds from Sale of Securities Available for Sale                          0          0
  Net (Increase) Decrease in Federal Funds Sold                            3,775      9,375
  Net (Increase) Decrease in Loans                                       (17,409)   (13,883)
  Proceeds from Sale of Other Real Estate and Repossessions                   57         99
  Purchases of Premises and Equipment                                       (916)      (570)
  Proceeds from Other Borrowings                                             570          0
  Repayments of Amounts Borrowed                                             (77)       (70)
    Net Cash Used in Investing Activities                                (23,998)    (4,179)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   3,133      3,329
  Net Increase (Decrease) in Certificates of Deposits                      9,843      1,937
  Dividends Paid                                                            (962)      (945)
  Treasury Stock Purchased                                                   (36)      (167)
    Net Cash Provided By Financing Activities                             11,978      4,154
Increase (Decrease) in Cash and Cash Equivalents                          (8,708)     2,581
Cash and Cash Equivalents - Beginning of Year                             22,755     13,115
Cash and Cash Equivalents - End of Year                                  $14,047    $15,696

   Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 1999 and 1998                       Unaudited  Unaudited
In thousands                                                                1999       1998
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                    $1,029     $1,167
   Interest Paid on Deposits                                              $4,294     $4,032
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                        $331        $34
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                      ($1,377)      ($45)
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale              ($468)      ($15)
Noncash Financing Activities:
   Dividends Declared and Not Paid                                          $481       $472

The accompanying notes are an integral part of these financial statements.

                Notes to Consolidated Financial Statements
                          June 30, 1999
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the six-month period ended June 30, 1999 are no indication of the expected results for the annual period that ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1998.

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

     Estimates - The preparation of financial statements that conform to generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local conditions in the area. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination.

Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.
However, the amount of the change that is reasonably possible cannot be estimated.

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at June 30, 1999 or 1998. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At June 30, 1999, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,669,785 and 2,669,960 for the three months ended June 30, 1999 and 1998, respectively, and 2,670,103 and 2,701,077 for the six month periods ended June 30, 1999 and 1998, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the three and six month periods ending June 30, 1998 have been retroactively restated for this stock split.

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

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 1999

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and six-month periods ending June 30, 1999 and 1998. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report on Form 10-K.

     This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates), changes in interest rates, deposit flows, and loan demand, changes in real estate values, changes in competition; changes in accounting principles, policies, or guidelines, and changes in government legislation and regulation (which change from time to time and over which the Company has no control), and other risks detailed in this quarterly report on Form 10-Q and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     Second Quarter in Review

     For the second quarter of 1999, net income was $1.5 million compared to $1.1 million for the same quarter of 1998. An increase in gain on purchased assets primarily accounted for the increase in net income. Earnings per common share were $0.54 and $0.39 for the second quarters of 1999 and 1998, respectively. Return on average assets on an annualized basis was 1.71% for the current quarter, and 1.37% for the same quarter of 1998. For the second quarters of 1999 and 1998, return on average equity on an annualized basis was 15.22% and 11.59%, respectively. Cash dividends were $.18 per share for the current quarter and $.17 per share for the same quarter of 1998.

     For the first six months of 1999, net income was $2.5 million compared to $2.0 million for the same period of 1998.
The reasons for the increase in net income for the first six months of 1999 compared to 1998 are an increase in net interest income, a decrease in provision for loan losses, and an increase in gain on purchased assets. Earnings per common share were $.95 and $.75 for the first six months of 1999 and 1998, respectively. Return on average assets on an annualized basis was 1.52% and

1.32% for the first six months of 1999 and 1998, respectively. For the first six months of 1999 and 1998, return on average equity on an annualized basis was 13.50% and 11.22%, respectively. Cash dividends were $.36 per share and $.35 per share for the first six months of 1999 and 1998, respectively.

     Net interest income (FTE) for the current quarter was $3.8 million, $184 thousand greater than that of the second quarter of 1998. The net interest margin (FTE) was 4.80% for the current quarter and 5.04% for the same quarter of 1998. For the first six months of 1999, net interest income (FTE) was $7.3 million compared to $7.0 million for the same period of 1998. The resulting net interest margin (FTE) for the first six months of 1999 was 4.78% compared to 4.99% for the same period of 1998.

     During the second quarter of 1999, in comparison with the same quarter of 1998, average loans outstanding increased $36.4 million or 23.4% to $192.2 million. Average total deposits for the current quarter increased $29.2 million or 10.8% to $299.9 million when compared to the average total deposits for the same quarter of 1998. Average total assets for the current quarter increased $31.3 million or 10.1% to $341.0 million when compared to the total average assets of the second quarter of 1998. For the first six months of 1999, in comparison with the same period of 1998, average loans outstanding increased $35.3 million or 23.2% to $187.7 million. Average total deposits for the current six-month period increased $26.3 million or 9.8% to $295.0 million when compared to the average total deposits for the same period of 1998. Average total assets for the current six-month period increased $28.0 million or 9.1% to $335.2 million when respectively compared to the total average assets of the same period of 1998.

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

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter of 1999 was $3.8 million, 5.1% greater than the same quarter of 1998. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $579 thousand in interest income when comparing the second quarter of 1999 to the second quarter of 1998. Net interest income (FTE) for the first six months of 1999 was $7.3 million, an increase of $334 thousand or 4.8% over the same period of 1998. The improvement in net interest income for the first six months of 1999 over the same period of 1998 can also be attributed to an increase in the volume of loans.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - During the current quarter of 1999, average earning assets were $314.7 million, an increase of $29.3 million or 10.3% over the second quarter of 1998. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area continues to produce levels of loan demand that has enhanced the Bank's earning asset structure. Management continues to believe that greater levels of loan demand will exist in the near future due to opportunities that were non-existent in the Bank's primary market area. However, there is no guarantee that the Bank will continue to experience the loan growth enjoyed over the last twelve months. The current loan demand, in the Bank's primary market area, appears to be the result of a strong economic climate.

     The trend over the quarters compared shows an increase in interest bearing liabilities with the largest growth in certificates of deposit and money market accounts. The Bank also benefited from an increase in volume of non-interest bearing deposits, even though its relationship as a percentage of total deposits remained relatively stable. The growth is attributed to a concertive effort by the Bank to attract a broader core deposit base consisting of commercial and personal customers.

     For the current quarter of 1999, the average yield on earning assets was 7.62%, while the average cost of interest bearing liabilities was 3.66%, producing a net interest spread
(FTE) of 3.96%. The net interest margin (FTE) was 4.80% for the current quarter of 1999. In comparison, the net interest margin
(FTE) for the same quarter of 1998 was 5.04%. The cost of interest bearing liabilities during the second quarter of 1998 was 3.78%, while the yield on average earning assets was 7.91%, producing a net interest spread of 4.13%. For the six-month period ending June 30, 1999, the average yield on earning assets was 7.61%, while the average cost of interest bearing liabilities was 3.67%, producing a net interest spread (FTE) of 3.94%. The net interest margin (FTE) was 4.78% for the six-month period ending June 30, 1999. In comparison, the net interest margin
(FTE) for the same six-month period of 1998 was 4.99%. The cost of interest bearing liabilities during the first six-months of 1998 was 3.79%, while the yield on average earning assets was 7.88%, producing a net interest spread of 4.09%.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended June 30, 1999, December 31, 1998, and June 30, 1998, and the corresponding table of Interest Differentials details the effects changes in average balance outstanding of assets and liabilities and changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Average Earning Asset Structure                     Second                   First                    Second
In thousands                                        Quarter 1999             Quarter 1999             Quarter 1998
                                                                % of                     % of                     % of
                                                    Average     Earning      Average     Earning      Average     Earning
                                                    Balances    Assets       Balances    Assets       Balances    Assets

Interest Bearing Deposits                            $6,604        2.1%       $9,922        3.3%       $2,844        1.0%
Federal Funds Sold                                    9,904        3.1%       12,859        4.2%        9,925        3.4%
Securities
  Taxable                                            97,128       30.9%       88,046       29.0%      106,643       37.4%
  Non-Taxable                                         8,885        2.8%        9,731        3.2%       10,147        3.6%
Loans - Net                                         192,186       61.1%      183,078       60.3%      155,801       54.6%
    Total Average Earning Assets                   $314,707      100.0%     $303,636      100.0%     $285,360      100.0%
Average Deposit Structure                           Second                   First                    Second
In thousands                                        Quarter 1999             Quarter 1999             Quarter 1998
                                                    Average     % of         Average     % of         Average     % of
                                                    Balances    Deposits     Balances    Deposits     Balances    Deposits
Noninterest Bearing Deposits                        $58,803       19.6%      $57,450       19.8%      $55,090       20.3%
NOW Accounts                                         25,036        8.3%       26,566        9.1%       23,587        8.7%
Savings Accounts                                     32,551       10.9%       31,979       11.0%       31,650       11.7%
Money Market Deposit Accounts                        63,839       21.3%       61,648       21.2%       54,780       20.2%
Certificates of Deposits less than $100,000         106,765       35.6%      100,975       34.8%       94,303       34.9%
   Total Average Core Deposits                      286,994       95.7%      278,618       95.9%      259,410       95.8%
Certificates of Deposits greater than $100,000       12,915        4.3%       11,854        4.1%       11,345        4.2%
   Total Average Deposits                          $299,909      100.0%     $290,472      100.0%     $270,755      100.0%

Average Interest Bearing Deposits
   as a percentage of Earning Assets                              76.6%                    76.7%                    75.6%

Average Core Deposits
   as a percentage of Total Average Assets                        84.2%                    84.4%                    83.8%

Provision for Loan Losses

     Provision for Loan Losses was $225 thousand and $300 thousand for the second quarters of 1999 and 1998, respectively.
For the six-month periods ended June 30, 1999 and 1998, Provision for Loan Losses was $450 thousand and $750 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $1.5 million, an increase of $564 thousand or 60.6% compared to $930 thousand for the same quarter of 1998. The primary cause of this increase was gain on purchased assets, which increased $514 thousand in the second quarter of 1999 when compared to the same period of 1998. For the first six months of 1999 other income was $2.3 million, an increase of $404 thousand or 21.0% from the first six months of 1998. Again, the main cause for this increase was gain on purchased assets, which grew $316 thousand when compared to the first six months of 1998.

     Gain on purchased assets was $679 thousand for the current quarter and $165 thousand for the same period of 1998. For the first six months of 1999 gain on purchased assets was $741 thousand, an increase of $316 thousand or 74.4% when compared to $425 thousand for the same period of 1998. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.

     The Bank did not experience any gains from security transactions involving Available for Sale securities during both the current quarter and the current six month period and the same respective periods in 1998.

Other Expenses

     Other expenses were $2.8 million for the first quarter of 1999, an increase of $212 thousand or 8.2% over the same quarter of 1998. Salaries and employee benefits were $1.4 million for the current quarter compared to $1.3 million for the same of quarter of 1998. Net occupancy expense was $342 thousand for the current quarter, compared to $309 thousand for the second quarter of 1998. Other operating expenses were $1.1 million for the current quarter, an increase of $83 thousand or 8.5% compared to the same quarter of 1998.

     For the first six months of 1999, other expenses were $5.3 million, an increase of $295 thousand or 5.9% from the same period of 1998. Salaries and employee benefits were $2.7 million for the six-month period compared to $2.5 million for the same period of 1998. Net occupancy expense was $668 thousand for the first six months of 1999, compared to $629 thousand for the same period of 1998. Other operating expenses were $2.0 million for the first six months of 1999, an increase of $69 thousand compared to the same period of 1998.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $714 thousand compared to $490 thousand for the second quarter of 1998. Effective tax rates were 32.9% for the second quarter of 1999 and 31.7% for the quarter ended June 30, 1998. Effective tax rates were 32.8% and 33.0% for the first six months of 1999 and 1998. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is the proper mix to meet the withdrawals of its depositors, fund loan commitments, and other funding requirements. Management's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $287.0 million or 95.7% of total average deposits and 84.2% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short-term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the ability of short-term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors or in funding future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage-related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation, at June 30, 1999, the Bank would expect a decrease in net interest income of $68 thousand in the event of a gradual 200 basis point increase in interest rates, and a decrease of $8 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non-fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non-rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non-rate sensitive funds. These decay rates spread the non-rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non-Interest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     The Interest Rate Sensitivity Table, on page 19 presents the Bank's interest rate sensitivity position at June 30, 1999, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest earning assets exceed its interest bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
 June 30, 1999
In thousands
                                                Expected Maturity, Years Ended:
                                                                                             Non-              Fair
                                       06/30/00 06/30/01 06/30/02 06/30/03 06/30/04ThereafterSensitiveTotal    Value
Interest-Bearing Deposits in
Assets
  Investments -
     Fixed-Rate Securities             $49,706  $32,028   $7,676   $5,647   $2,207    $5,087       $0 $102,351 $102,351
       Average Interest Rates             5.65%    5.45%    5.93%    6.24%    6.02%     5.35%    0.00%    5.63%
     Variable-Rate Securities            3,774      513      423      228      155       790        0    5,883    5,883
       Average Interest Rates             5.45%    6.57%    6.57%    6.61%    6.64%     6.64%    0.00%    5.86%
         Total Investments              53,480   32,541    8,099    5,875    2,362     5,877        0  108,234  108,234
            Average Interest Rates        5.64%    5.46%    5.96%    6.26%    6.06%     5.52%    0.00%    5.65%
  Loans -
     Fixed-Rate Loans, Net              68,595   25,004   24,218   13,214   15,816    27,135    1,848  175,830  181,669
       Average Interest Rates             8.56%    8.61%    8.57%    8.46%    8.37%     7.77%    0.00%    8.33%
     Variable-Rate Loans, Net            9,414    3,172    2,667    1,507    1,122     2,119        0   20,001   20,008
       Average Interest Rates             7.74%    7.74%    7.88%    7.99%    8.06%     8.14%    0.00%    7.84%
         Total Loans                    78,009   28,176   26,885   14,721   16,938    29,254    1,848  195,831  201,677
            Average Interest Rates        8.46%    8.51%    8.50%    8.41%    8.35%     7.79%    0.00%    8.28%
  Interest-Bearing Deposits in
     Other Banks                           996        0        0        0        0         0        0      996      996
            Average Interest Rates        5.78%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%       0
  Federal Funds Sold                     7,750        0        0        0        0         0        0    7,750    7,750
            Average Interest Rates        5.44%    0.00%    0.00%    0.00%    0.00%     0.00%    0.00%    5.44%
  Other Assets                                                                                 31,028   31,028
      Total Assets                    $140,235  $60,717  $34,984  $20,596  $19,300   $35,131  $32,876 $343,839
Liabilities
   NOW and Super NOW Deposits           $1,852   $6,634   $6,634   $2,512   $2,512    $5,025       $0  $25,169  $23,184
            Average Interest Rates        2.24%    2.24%    2.24%    2.24%    2.24%     2.24%    0.00%    2.24%
   Insured Money Market Accounts        31,047   16,746   16,746        0        0         0        0   64,539   65,502
            Average Interest Rates        3.32%    3.32%    3.32%    0.00%    0.00%     0.00%    0.00%    3.32%
   Savings Deposits                      3,650    7,982    7,982    3,265    3,265     6,530        0   32,674   30,887
            Average Interest Rates        2.54%    2.54%    2.54%    2.54%    2.54%     2.54%    0.00%    2.54%
 Variable-Rate Certificates of Deposit   1,081    2,361    2,361      966      966     1,932        0    9,667    9,453
            Average Interest Rates        4.46%    4.46%    4.46%    4.46%    4.46%     4.46%    0.00%    4.46%
   Certificates of Deposits             73,013   34,790    1,533    1,475    1,164         0        0  111,975  111,531
            Average Interest Rates        4.35%    4.95%    5.38%    5.70%    5.68%     0.00%    0.00%    4.58%
   Noninterest Bearing Deposits         21,521   13,503    8,477    5,327    3,353     5,961        0   58,142   58,142
   Other Interest-Bearing Liabilities      199      212      225      239      254       390        0    1,519    1,527
            Average Interest Rates           0        0        0        0        0         0        0        0
   Other Liabilities                         0        0        0        0        0         0    1,722    1,722
   Stockholders' Equity                      0        0        0        0        0         0   38,432   38,432
      Total Liabilities and
           Stockholders' Equity       $132,363  $82,228  $43,958  $13,784  $11,514   $19,838  $40,154 $343,839

   Interest Rate Sensitivity Gap        $7,872 ($21,511) ($8,974)  $6,812   $7,786   $15,293  ($7,278)      $0
   Cumulative Interest Rate
     Sensitivity Gap                    $7,872 ($13,639)($22,613)($15,801) ($8,015)   $7,278       $0

   GAP / Assets                           2.29%   -6.26%   -2.61%    1.98%    2.26%     4.45%   -2.12%
      Cumulative GAP / Assets             2.29%   -3.97%   -6.58%   -4.60%   -2.33%     2.12%    0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off - balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 1999 and 1998, were $20.3 million and $6.5 million, respectively. The Bank had letters of credit of $625 thousand issued at June 30, 1999 compared to $553 thousand at June 30, 1998. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 1999 the available portion of these credit lines was $390 thousand compared to $349 thousand at June 30, 1998. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank issues credit cards. The aggregate credit available was $5.1 million at June 30, 1999 and $3.4 million at June 30, 1998. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The Allowance for Loan Losses was $3.5 million at June 30, 1999, or 1.8%, of loans outstanding. At June 30, 1998 the Allowance for Loan Losses was $3.0 million, or 1.8%, of loans outstanding. Net charge-offs (recoveries) were $14 thousand for the current quarter, versus $(89) thousand for the same quarter of 1998. Gross charge-offs as a percentage of average loans were
 .02% and .03% in the second quarters of 1999 and 1998, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 58% versus 323% for the same quarter of 1998. Net charge-offs (recoveries) for the first half of 1999 were $443 thousand, versus $70 thousand for the same period in 1998. For the first six months of 1999, gross charge-offs as a percentage of average loans was .24%. For the comparable period of 1998, gross charge-offs as a percentage of average loans was
 .07%. For the first six months of 1999, recoveries as a percentage of gross charge-offs were 7.1%, compared to 169.3% for the same period in 1998.

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

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered nonaccrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 1999 and 1998 were $248 thousand and $262 thousand, respectively. Impaired loans having recorded investments of $4.0 million at June 30, 1999 compared to $4.1 million at June 30, 1998 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $946 thousand at June 30, 1999 compared to $1.1 million at June 30, 1998. Interest received on impaired loans amounted to $151 thousand at June 30, 1999 compared to $217 thousand at June 30, 1998. Non-accrual loans not included in impaired loans were immaterial at June 30, 1999 and 1998.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $350 thousand at June 30, 1999 and $36 thousand at the close of the second quarter of 1998. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. Repossessions at June 30, 1999 were insignificant.

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


Capital Adequacy

     The strength of a company is in its capital, earnings history, asset quality, and management. Capital can be increased through the retention of earnings and the issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.

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

Capital Adequacy Ratios
In Thousands                                    June 30, December 31,     June 30,
                                                   1999         1998         1998
Tier 1 Capital:
   Stockholders' Equity                         $37,972      $36,397      $35,900
Tier 2 Capital:
   Allowance for Loan Losses                      2,371        2,145        1,922
      Total Capital                             $40,343      $38,542      $37,822

Risk-Weighted Ratios:
   Tier 1 Capital                                  20.1%        21.4%        23.5%
   Total Capital                                   21.4%        22.6%        24.8%
Leverage Ratio                                     11.1%        11.3%        11.6%
Stockholders' Equity                               11.0%        11.1%        11.6%
Regulatory Risk-Based Capitalization Requirements
                                                                     SignificantlyCritically
                     Well       Adequately Under        Under        Under        Under
                     CapitalizedCapitalizedCapitalized  Capitalized  Capitalized  Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital           6.0%       4.0%      < 4.0%       < 4.0%       < 3.0%
   Total Capital           10.0%       8.0%      < 8.0%       < 8.0%       < 6.0%
Leverage Ratio              5.0%       4.0%      < 4.0%       < 4.0%       < 3.0% <= 2.0%    tangible
                                                                                             equity

     The Company's dividend policy is determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $3.7 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000. The committee has adopted a policy which addresses the issues approaching the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The Bank is currently in the implementation phase. The testing of "mission-critical" systems is complete and the implementation of "mission-critical" systems is substantially complete. Also substantially complete are the Bank's business-resumption contingency plans and the validation method that tests the plans for effectiveness and viability. Management does not believe that issues related to the Year 2000 will have a material effect on the Company's liquidity, capital resources, or results of operation. The amount of expenses related to the Year 2000 issue during the first six months of 1999 were not material.
     The discussion entitled "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Relief Act of 1995 (PSLRA). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA.

Management's ability to predict the results or the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include: the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward-looking statements.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                    Second Quarter 1999       First Quarter 1999         Second Quarter 1998
                                                    AVERAGE  INCOME/ YIELD/   AVERAGE  INCOME/ YIELD/    AVERAGE  INCOME/ YIELD/
                                                    BALANCE  EXPENSE  RATE    BALANCE  EXPENSE  RATE     BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                 $6,604   $114.5  6.95%    $9,922   $122.2   5.00%    $2,844    $55.1  7.77%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements                9,904    125.3  5.07%    12,859    143.7   4.53%     9,925    140.3  5.67%
   Securities:
     Taxable                                         97,128  1,312.6  5.42%    88,046  1,242.1   5.72%   106,643  1,550.6  5.83%
     Non-Taxable*                                     8,885    185.0  8.35%     9,731    208.9   8.71%    10,147    217.6  8.60%
   Loans - Net                                      192,186  4,244.1  8.86%   183,078  3,975.1   8.81%   155,801  3,664.9  9.44%
       Total Earning Assets                         314,707  5,981.5  7.62%   303,636  5,692.0   7.61%   285,360  5,628.5  7.91%
   Allowance for Loan Losses                         (3,397)                   (3,595)                    (2,742)
   Nonearning Assets                                 29,725                    30,205                     27,107
       Total Assets                                $341,035                  $330,246                   $309,725

Liabilities and Stockholders' Equity
   NOW Accounts                                     $25,036    129.2  2.07%   $26,566    136.9   2.09%   $23,587    119.4  2.03%
   Savings Accounts                                  32,551    205.3  2.53%    31,979    198.1   2.51%    31,650    200.3  2.54%
   Money Market Deposit Accounts                     63,839    508.0  3.19%    61,648    476.5   3.13%    54,780    421.9  3.09%
   Certificates of Deposits less than $100,000      106,765  1,212.6  4.56%   100,975  1,129.1   4.53%    94,303  1,148.8  4.89%
   Certificates of Deposits greater than $100,000    12,915    139.2  4.32%    11,854    168.2   5.75%    11,345    136.4  4.82%
      Total Interest Bearing Deposits               241,106  2,194.3  3.65%   233,022  2,108.8   3.67%   215,665  2,026.8  3.77%
   Other Borrowings                                   1,468     19.7  5.38%     1,005     15.7   6.34%     1,111     17.8  6.43%
      Total Interest Bearing Liabilities            242,574  2,214.0  3.66%   234,027  2,124.5   3.67%   216,776  2,044.6  3.78%
   Noninterest Bearing Deposits                      58,803                    57,450                     55,090
   Other Liabilities                                  1,409                     1,290                      1,349
   Stockholders' Equity                              38,249                    37,479                     36,510
      Total Liabilities and Stockholders' Equity   $341,035                  $330,246                   $309,725

Net Interest Income - Tax Equivalent Basis*                  3,767.5                   3,567.5                    3,583.9
Tax Equivalent Adjustment                                      (62.9)                    (71.0)                     (74.0)
    Net Interest Income                                     $3,704.6                  $3,496.5                   $3,509.9

Net Interest Income - Spread*                                         3.96%                      3.94%                     4.13%

Net Interest Income as a % of Total Earning Assets*                   4.80%                      4.77%                     5.04%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                    Six Months Ended          Six Months Ended
                                                    June 30, 1999             June 30, 1998
                                                    AVERAGE  INCOME/  YIELD/  AVERAGE  INCOME/  YIELD/
                                                    BALANCE  EXPENSE  RATE    BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                 $8,254   $236.7  5.78%    $3,760    $98.6   5.29%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               11,373    269.1  4.77%    12,061    325.6   5.44%
   Securities:
     Taxable                                         92,613  2,554.6  5.56%   104,237  3,014.9   5.83%
     Non-Taxable*                                     9,305    393.9  8.54%    10,389    445.5   8.65%
   Loans - Net                                      187,657  8,219.2  8.83%   152,313  7,168.9   9.49%
       Total Earning Assets                         309,202 11,673.5  7.61%   282,760 11,053.5   7.88%
   Allowance for Loan Losses                         (3,495)                   (2,537)
   Nonearning Assets                                 29,476                    26,970
       Total Assets                                $335,183                  $307,193

Liabilities and Stockholders' Equity
   NOW Accounts                                     $25,797   $266.1  2.08%   $24,608   $253.5   2.08%
   Savings Accounts                                  32,267    403.5  2.52%    31,391    394.9   2.54%
   Money Market Deposit Accounts                     62,655    984.9  3.17%    53,575    812.5   3.06%
   Certificates of Deposits less than $100,000      103,886  2,341.5  4.55%    93,140  2,276.5   4.93%
   Certificates of Deposits greater than $100,000    12,387    307.4  5.00%    11,999    280.1   4.71%
      Total Interest Bearing Deposits               236,992  4,303.4  3.66%   214,713  4,017.5   3.77%
   Other Borrowings                                   1,238     35.5  5.78%     1,129     35.7   6.38%
      Total Interest Bearing Liabilities            238,230  4,338.9  3.67%   215,842  4,053.2   3.79%
   Noninterest Bearing Deposits                      58,005                    54,003
   Other Liabilities                                  1,349                     1,286
   Stockholders' Equity                              37,599                    36,062
      Total Liabilities and Stockholders' Equity   $335,183                  $307,193

Net Interest Income - Tax Equivalent Basis*                  7,334.6                   7,000.3
Tax Equivalent Adjustment                                     (133.9)                   (151.5)
    Net Interest Income                                     $7,200.7                  $6,848.8

Net Interest Income - Spread*                                         3.94%                      4.09%

Net Interest Income as a % of Total Earning Assets*                   4.78%                      4.99%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                                 Six Months Ended
                                                 Second Quarter 1999  Second Quarter 1999    June 30, 1999
                                                   vs                   vs                      vs
                                                  First Quarter 1999   Second Quarter 1998   June 30, 1998
                                                 Change due to Total  Change due to   Total  Change due to     Total
                                                 Volume  Rate  Change Volume   Rate   Change  Volume    Rate   Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts             ($40.7)$33.0   ($7.7) $72.8  ($13.4)  $59.4   $117.8   $20.3  $138.1
   Federal Funds Sold                             (33.0) 14.6   (18.4)  (0.3)  (14.7)  (15.0)   (18.6)  (37.9)  (56.5)
   Securities:
      Taxable                                     128.1 (57.6)   70.5 (138.3)  (99.7) (238.0)  (336.2) (124.1) (460.3)
      Non-Taxable*                                (18.2) (5.7)  (23.9) (27.1)   (5.5)  (32.6)   (46.5)   (5.1)  (51.6)
   Loans                                          197.8  71.2   269.0  855.9  (276.7)  579.2  1,663.5  (613.2)1,050.3
      Total Interest Income                      $234.0 $55.5  $289.5 $763.0 ($410.0) $353.0 $1,380.0 ($760.0) $620.0

Interest Bearing Liabilities:
   NOW Accounts                                    (7.8)  0.1    (7.7)   7.3     2.5     9.8     12.2     0.4    12.6
   Savings Accounts                                 3.5   3.7     7.2    5.7    (0.7)    5.0     11.0    (2.4)    8.6
   Money Market Deposit Accounts                   16.9  14.6    31.5   69.8    16.3    86.1    137.7    34.7   172.4
   Certificates of Deposits less than $100,000     64.7  18.8    83.5  151.8   (88.0)   63.8    262.7  (197.7)   65.0
   Certificates of Deposits greater than $100,000  15.1 (44.1)  (29.0)  18.9   (16.1)    2.8      9.1    18.2    27.3
   Other Borrowings                                 7.2  (3.2)    4.0    5.7    (3.8)    1.9      3.4    (3.6)   (0.2)
      Total Interest Expense                       99.6 (10.1)   89.5  259.2   (89.8)  169.4    436.1  (150.4)  285.7
   Increase (Decrease) in
      Interest Differential                      $134.4 $65.6  $200.0 $503.8 ($320.2) $183.6   $943.9 ($609.6) $334.3

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual shareholders' meeting of the Company held on April 21, 1999, the following matters were submitted for a vote:

     (1)  Election of Directors.

          (a)   The  election  of  six  (6) Class II directors  to  serve  until
            the   2002   Annual   Meeting  of  Shareholders  and   until   their
            successors are elected and qualified.

Set    out    below    is    the   list   of   nominees   submitted    to    the
shareholders   for   approval   as  directors   as   well   as   the   resulting
votes that were cast:

Name                   Total Votes For    Total Votes    Total Votes
                                              Against     Abstaining
Steven G. Cazenave           2,241,849             50             20
Preston L. Falgoust          2,241,899              0             20
Marcel T. Graugnard, Jr.     2,241,399            500             20
Ozane J. Gravois, III        2,241,899              0             20
Debra Dufresne Vial          2,241,899              0             20
Craig A. Vitrano, M.D.       2,241,899              0             20

Set out below is a list of directors whose term of office continued after the meeting:

Name                    Class              Year of Term
                                            Expiration
Frank J. Bourgeois         III                 2000
A. Earle Cefalu, Jr.       III                 2000
Honora F. Gravois          III                 2000
Gloria A. Kliebert         III                 2000
Anthony J. Nobile          III                 2000
Carl J. Poche, M.D.        III                 2000
Craig G. Brazan             I                  2001
Michael J. Cazenave         I                  2001
Dean T. Falgoust            I                  2001
Clarence J. Savoie, II      I                  2001
Albert J. Waguespack        I                  2001

Item 5.  Other Information

     Effective July 9, 1999, Mr. Clarence J. Savoie II resigned his positions as a director of One American Corp. and First
American Bank and Trust. Mr. Savoie's reasons for resignation were personal.

Item 6.  Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     None

Management's Responsibility for Financial Reporting

     The management of One American Corp. and Subsidiaries is responsible for the preparation of the financial statements, related financial data, and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectivity, consistency, and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and that transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountant.

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

     The financial statements as of December 31, 1998 were examined by Hannis T. Bourgeois, L. L. P., independent public accountants, who rendered an independent professional opinion. Hannis T. Bourgeois, L. L. P has not reviewed the financial statements as of June 30, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By:  /s/ Frank J. Bourgeois
Frank J. Bourgeois, President



August 12, 1999
Date