Form 10-Q
period 1999-09-30
ONE AMERICAN CORP
filed 1999-11-10
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
  Quarter Ended September 30, 1999             Commission File
                        Number:  0-12437


                       One American Corp.
     (Exact name of registrant as specified in its charter)


Louisiana                                 72-0948181
(State or other jurisdiction of          (IRS Employer Identification No.)
Employer Identification No.)
Incorporation of Organization)

2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana                          70090-0550
(Address of principal executive offices)    (Zip Code)

Registrant's Telephone Number, including area code:  (225) 265-2265

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

     Common stock $2.50 Par Value, 2,666,010 shares outstanding as of November 5,1999.

                             Form 10-Q Index


                             Part I
Financial Information

     Financial Statements

     Consolidated Balance Sheets,
     September 30, 1999, December 31, 1998, and September 30, 1998         3

     Consolidated Statements of Income
     for the three and nine month periods ended September 30,1999 and 1998 4

     Consolidated Statements of Changes in Stockholders' Equity
     for the nine months ended September 30, 1999 and 1998                 5

     Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1999 and 1998                 6

     Notes to Consolidated Financial Statements                            8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            12

     Average Balance Sheets and Interest Rate Analysis
     for the three and nine months ended September 30, 1999,
     December 31, 1998, and September 30, 1998                            25

     Interest Differentials
     for the three and nine months ended September 30, 1999,
     December 31, 1998, and September 30, 1998                            26

                             Part II
Other Information

     Legal Proceedings                                                    27

     Submission of Matters to a Vote of Security Holders                  27

     Other Information                                                    27

     Exhibits and Reports on Form 8-K                                     27

     Management's Responsibility for Financial Reporting                  28

     Signatures                                                           29

Consolidated Balance Sheets                                           Unaudited                 Unaudited
One American Corp. and Subsidiaries                                   September30  December 31  September 30,
In thousands                                                          1999         1998         1998
Assets
   Cash and Due From Banks                                            $11,809      $12,126      $11,562
   Interest Bearing Deposits in Other Banks                             1,972       10,629        3,445
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                  8,700       11,525       13,375
   Securities Available for Sale (Amortized Cost of $96,387, $98,588,
       and $98,345, respectively)                                      95,766       99,510       99,617

   Loans                                                              207,960      181,992      175,796
      Less:  Allowance for Loan Losses                                 (3,892)      (3,530)      (3,425)
   Loans, Net                                                         204,068      178,462      172,371

   Bank Premises and Equipment                                         12,439       11,997       11,386
   Other Real Estate                                                      435           73           19
   Accrued Interest Receivable                                          1,976        2,133        2,015
   Other Assets                                                         3,214        2,921        2,409
        Total Assets                                                 $340,379     $329,376     $316,199

Liabilities
   Deposits:
     Noninterest Bearing                                              $57,166      $58,406      $52,579
     Interest Bearing                                                 241,000      230,785      223,279
         Total Deposits                                               298,166      289,191      275,858

   Accrued Interest Payable                                               957          825          767
   Other Liabilities                                                    2,395        1,560        2,027
        Total Liabilities                                             301,518      291,576      278,652

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                           7,500        7,500        7,500
   Surplus                                                              5,000        5,000        5,000
   Retained Earnings                                                   28,323       26,111       25,622
   Accumulated Other Comprehensive Income                                (410)         609          839
   Treasury Stock - 333,815, 328,922 and 328,722 shares at cost        (1,552)      (1,420)      (1,414)
        Total Stockholders' Equity                                     38,861       37,800       37,547
        Total Liabilities and Stockholders' Equity                   $340,379     $329,376     $316,199

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                   Three Months Ended      Nine Months Ended
for the three and nine months ended September 30, 1999 and 1998       Unaudited    Unaudited  Unaudited   Unaudited
In thousands, except per share data                                   1999         1998       1999        1998
Interest Income
   Interest and Fees on Loans                                         $4,473       $3,903     $12,692     $11,072
   Interest on Securities:
      Taxable Interest                                                 1,281        1,439       3,836       4,454
      Nontaxable Interest                                                126          144         386         438
         Total Interest on Securities                                  1,407        1,583       4,222       4,892
   Other Interest Income                                                 121          147         627         572

      Total Interest Income                                            6,001        5,633      17,541      16,536

   Interest Expense on Deposits                                        2,274        2,136       6,613       6,190
      Net Interest Income                                              3,727        3,497      10,928      10,346

Provision for Loan Losses                                                225          225         675         975
   Net Interest Income After
      Provision for Loan Losses                                        3,502        3,272      10,253       9,371

Other Income
   Service Charges on Deposit Accounts                                   563          523       1,594       1,542
   Gain on Securities                                                     (7)           0          (7)          0
   Gain on Purchased Assets                                              159          146         900         571
   Other Operating Income                                                265          235         825         719
      Total Other Income                                                 980          904       3,312       2,832
      Income Before Other Expenses                                     4,482        4,176      13,565      12,203

Other Expenses
   Salaries and Employee Benefits                                      1,390        1,269       4,057       3,786
   Net Occupancy Expense                                                 368          333       1,036         962
   Net ORE and Repossession Expense                                      (27)          11         (10)         (9)
   Other Operating Expenses                                            1,121          982       3,076       2,868
      Total Other Expenses                                             2,852        2,595       8,159       7,607
       Income Before Income Taxes                                      1,630        1,581       5,406       4,596
Applicable Income Taxes                                                  515          513       1,752       1,505
      Net Income                                                      $1,115       $1,068      $3,654      $3,091

      Net Income Per Share                                             $0.42        $0.40       $1.37       $1.15

      Cash Dividends Per Share                                         $0.18        $0.18       $0.54       $0.53

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 1999 and 1998
Unaudited                                                                          Accumulated
                                                                                   Other                    Total
                                                  Common                Retained   Comprehensive Treasury   Stockholders'
In thousands                                      Stock      Surplus    Earnings   Income        Stock      Equity
Balances, January 1, 1999                         $7,500     $5,000     $26,111      $609       ($1,420)    $37,800

Comprehensive Income:
   Net Income                                                             3,654                               3,654
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                          (1,012)                   (1,012)
      Loss on Sale of Securities Available-for-Sale                                    (7)                       (7)
            Total Comprehensive Income                                                                        2,635

Treasury Stock Purchased                                                                           (132)       (132)
Cash Dividends                                                           (1,442)                             (1,442)
Balances, September 30, 1999                       7,500      5,000      28,323      (410)       (1,552)     38,861
Balances, January 1, 1998                          7,500      5,000      23,943       439          (627)     36,255

Comprehensive Income:
   Net Income                                                             3,091                               3,091
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                             400                       400
        Less:  Reclassification Adjustments                                             0                         0
            Total Comprehensive Income                                                                        3,491

Treasury Stock Purchased                                                                           (787)       (787)
Cash Dividends                                                           (1,412)                             (1,412)
Balances, September 30, 1998                      $7,500     $5,000     $25,622      $839       ($1,414)    $37,547

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 1999 and 1998                 Unaudited   Unaudited
In thousands                                                               1999        1998
Cash Flows From Operating Activities
  Net Income                                                             $3,654      $3,091
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      (Gain) Loss on Securities Available-for-Sale                            7           0
      Gain on Purchased Assets                                             (900)       (571)
      Provision for Depreciation                                            709         611
      Provision for Loan Losses                                             675         975
      Net Amortization (Accretion) on Securities                           (174)       (216)
      Provision (Credit) for Deferred Income Taxes                          (78)       (332)
      (Gain) Loss on Sale of Other Real Estate and Repossessions             (3)         (6)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                    157         161
      (Increase) Decrease in Other Assets                                   309         (96)
      Increase (Decrease) in Accrued Interest Payable                       132         (10)
      Increase (Decrease) in Other Liabilities                              391         429
        Net Cash Provided by Operating Activities                         4,879       4,036
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                   47,447      50,731
  Purchases of Securities Available for Sale                            (47,079)    (34,650)
  Proceeds from Sale of Securities Available for Sale                     2,000           0
    Net (Increase) Decrease in Federal Funds Sold                         2,825      (1,225)
  Net (Increase) Decrease in Loans                                      (25,797)    (25,834)
  Proceeds from Sale of Other Real Estate and Repossessions                  57          99
  Purchases of Premises and Equipment                                    (1,151)     (1,160)
  Proceeds from Other Borrowings                                            570           0
  Repayments of Amounts Borrowed                                           (126)       (106)
    Net Cash Used in Investing Activities                               (21,254)    (12,145)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   (935)      5,609
  Net Increase (Decrease) in Certificates of Deposits                     9,910       6,593
  Dividends Paid                                                         (1,442)     (1,413)
  Treasury Stock Purchased                                                 (132)       (788)
    Net Cash Provided By Financing Activities                             7,401      10,001
Increase (Decrease) in Cash and Cash Equivalents                         (8,974)      1,892
Cash and Cash Equivalents - Beginning of Year                            22,755      13,115
Cash and Cash Equivalents - End of Year                                 $13,781     $15,007

   Continued on next page

Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 1999 and 1998                 Unaudited   Unaudited
In thousands                                                               1999        1998
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                   $1,824      $1,745
   Interest Paid on Deposits                                             $6,481      $6,200
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                       $416         $34
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                     ($1,543)       $606
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale             ($525)       $206
Noncash Financing Activities:
   Dividends Declared and Not Paid                                         $480        $472

The accompanying notes are an integral part of these financial statements.

           Notes to Consolidated Financial Statements
                       September 30, 1999
                           (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the nine-month period ended September 30, 1999 are no indication of the expected results for the annual period that ends December 31, 1999. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1998.

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

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. The Bank had no securities classified as held to maturity or trading at September 30, 1999 or 1998. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income.

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

     Earnings per Common Share - In February 1997, Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS NO. 128") was issued which establishes standards for computing and presenting earnings per share (EPS). Under SFAS No. 128, primary EPS is replaced with basic EPS. Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Fully diluted EPS, now called diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At September 30, 1999, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,667,731 and 2,672,804 for the three months ended September 30, 1999 and 1998, respectively, and 2,669,304 and 2,682,497 for the nine month periods ended September 30, 1999 and 1998, respectively.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the nine month period ending September 30, 1998 have been retroactively restated for this stock split.

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

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                       September 30, 1999

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and nine-month periods ending September 30, 1999 and 1998. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1998 Annual Report on Form 10-K.

     This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates): changes in interest rates, deposit flows, and loan demand, changes in real estate values, changes in competition; changes in accounting principles, policies, or guidelines, and changes in government legislation and regulation (which change from time to time and over which the Company has no control), and other risks detailed in this quarterly report on Form 10-Q and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     Third Quarter in Review

     For the third quarter of 1999, net income was $1.1 million compared to $1.1 million for the same quarter of 1998. Increases in net interest income and other non-interest income of $230 thousand and $76 thousand respectively were offset by a $257 thousand increase in non-interest expenses. Earnings per common share were $0.42 and $0.40 for the third quarters of 1999 and 1998, respectively. Return on average assets on an annualized basis was 1.30% for the current quarter, and 1.36% for the same quarter of 1998. For the third quarters of 1999 and 1998, return on average equity on an annualized basis was 11.44% and 11.63%, respectively. Cash dividends were $.18 per share for the current quarter and $.18 per share for the same quarter of 1998.

     For the first nine months of 1999, net income was $3.7 million compared to $3.1 million for the same period of 1998.
The reasons for the increase in net income for the first nine months of 1999 compared to 1998 are: an increase in net interest income of $582 thousand, a decrease in provision for loan losses of $300 thousand, and an increase in gain on purchased assets of

$329 thousand, all offset by an increase in non-interest expense and related income taxes of $552 thousand and $247 thousand, respectively. Earnings per common share were $1.37 and $1.15 for the first nine months of 1999 and 1998, respectively. Return on average assets on an annualized basis was 1.44% and 1.33% for the first nine months of 1999 and 1998, respectively. For the first nine months of 1999 and 1998, return on average equity on an annualized basis was 12.74% and 11.33%, respectively. Cash dividends were $.54 per share and $.53 per share for the first nine months of 1999 and 1998, respectively.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $3.8 million, $221 thousand greater than that of the third quarter of 1998. The net interest margin
(FTE) was 4.76% for the current quarter and 4.90% for the same quarter of 1998. For the first nine months of 1999, net interest income (FTE) was $11.1 million compared to $10.6 million for the same period of 1998. The resulting net interest margin (FTE) for the first nine months of 1999 was 4.77% compared to 4.96% for the same period of 1998.

     During the third quarter of 1999, in comparison with the same quarter of 1998, average loans outstanding increased $33.3 million or 19.7% to $202.5 million. Average total deposits for the current quarter increased $26.1 million or 9.6% to $299.9 million when compared to the average total deposits for the same quarter of 1998. Average total assets for the current quarter increased $29.0 million or 9.25% to $342.1 million when compared to the total average assets of the third quarter of 1998. For the first nine months of 1999, in comparison with the same period of 1998, average loans outstanding increased $34.6 million or 21.9% to $192.7 million. Average total deposits for the current nine-month period increased $26.4 million or 9.8% to $296.8 million when compared to the average total deposits for the same period of 1998. Average total assets for the current nine-month period increased $28.6 million or 9.2% to $337.8 million when respectively compared to the total average assets of the same period of 1998.

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

     Net interest income (FTE) for the current quarter of 1999 was $3.8 million, 6.2% greater than the same quarter of 1998.
The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $569 thousand in interest income when comparing the third quarter of 1999 to the third quarter of 1998. Net interest income (FTE) for the first nine months of 1999 was $11.1 million, an increase of $556 thousand or 5.3% over the same period of 1998. The improvement in net interest income for the first nine months of 1999 over the same period of 1998 can also be attributed to an increase in the volume of loans.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 1999, average earning assets were $316.4 million, an increase of $27.5 million or 9.5% over the third quarter of 1998. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's strategy continues to increase the level of earning assets as well as to alter their mix by including a greater precentage of higher yielding loans over lower yielding securities. The Bank's primary market area currently enjoys a strong econoimc climate that provides lending opportunities that did not exist in the past. The level of growth in the loan portfolio has been relatively consistent in the nine-month periods ended September 30, 1999 and 1998. However, there is no guarantee that either similar levels of growth or the current strong economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest bearing liabilities with the largest growth in certificates of deposit and money market accounts. The Bank also benefited from an increase in volume of non-interest bearing deposits, even though its relationship as a percentage of total deposits remained relatively stable. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the current quarter of 1999, the average yield on earning assets was 7.61% while the average cost of interest bearing liabilities was 3.72%, producing a net interest spread
(FTE) of 3.89%. The net interest margin (FTE) was 4.76% for the current quarter of 1999. In comparison, the net interest margin
(FTE) for the same quarter of 1998 was 4.90%. The cost of interest-bearing liabilities during the third quarter of 1998 was 3.83%, while the yield on average earning assets was 7.84%, producing a net interest spread of 4.01%. For the nine-month period ending September 30, 1999, the average yield on earning assets was 7.61%, while the average cost of interest-bearing liabilities was 3.69%, producing a net interest spread (FTE) of 3.92%. The net interest margin (FTE) was 4.77% for the nine-month period ending September 30, 1999. In comparison, the net interest margin (FTE) for the same nine-month period of 1998 was 4.96%. The cost of interest-bearing liabilities during the first nine-months of 1998 was 3.80%, while the yield on average earning assets was 7.87%, producing a net interest spread of 4.07%.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended September 30, 1999, December 31, 1998, and September 30, 1998 and the corresponding table of Interest Differentials detail the effects that changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Average Earning Asset Structure                        Third                    Second                   Third
In thousands                                           Quarter 1999             Quarter 1999             Quarter 1998
                                                                   % of                     % of                     % of
                                                       Average     Earning      Average     Earning      Average     Earning
                                                       Balances    Assets       Balances    Assets       Balances    Assets
Interest-Bearing Deposits                             $2,874         0.9%      $6,604         2.1%       $2,825       1.0%
Federal Funds Sold                                     7,140         2.3%       9,904         3.1%        8,541       2.9%
Securities
  Taxable                                             94,370        29.8%      97,128        30.9%       98,137      34.0%
  Non-Taxable                                          9,479         3.0%       8,885         2.8%       10,142       3.5%
Loans - Net                                          202,488        64.0%     192,186        61.1%      169,229      58.6%
    Total Average Earning Assets                    $316,351       100.0%    $314,707       100.0%     $288,874     100.0%
Average Deposit Structure                              Third                    Second                   Third
In thousands                                           Quarter 1999             Quarter 1999             Quarter 1998
                                                       Average     % of         Average     % of         Average     % of
                                                       Balances    Deposits     Balances    Deposits     Balances    Deposits
Non Interest-Bearing Deposits                         $59,038       19.7%      $58,803       19.6%       $53,454     19.5%
NOW Accounts                                           22,224        7.4%       25,036        8.3%        23,284      8.5%
Savings Accounts                                       32,074       10.7%       32,551       10.9%        30,799     11.2%
Money Market Deposit Accounts                          64,848       21.6%       63,839       21.3%        57,341     20.9%
Certificates of Deposits less than $100,000           109,532       36.5%      106,765       35.6%        97,374     35.7%
   Total Average Core Deposits                        287,716       95.9%      286,994       95.7%       262,252     95.8%
Certificates of Deposits greater than $100,000         12,212        4.1%       12,915        4.3%        11,530      4.2%
   Total Average Deposits                            $299,928      100.0%     $299,909      100.0%      $273,782     100.0%

Average Interest-Bearing Deposits
   as a percentage of Earning Assets                                76.1%                    76.6%                    76.3%

Average Core Deposits
   as a percentage of Total Average Assets                          84.1%                    84.2%                    83.8%

Provision for Loan Losses

     Provision for Loan Losses was $225 thousand for each of the third quarters of 1999 and 1998, respectively. For the nine-month periods ended September 30, 1999 and 1998, Provision for Loan Losses was $675 thousand and $975 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $980 thousand, an increase of $76 thousand or 8.4% compared to $904 thousand for the same quarter of 1998. For the first nine months of 1999 other income was $3.3 million, an increase of $480 thousand or 17.0% from the first nine months of 1998. The primary cause for this increase was gain on purchased assets, which grew $329 thousand when compared to the first nine months of 1998.

     Gain on purchased assets was $159 thousand for the current quarter and $146 thousand for the same period of 1998. For the first nine months of 1999 gain on purchased assets was $900 thousand, an increase of $329 thousand or 57.6% when compared to $571 thousand for the same period of 1998. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.

     During the current quarter the Bank experienced a loss from security transactions involving Available for Sale securities of $7 thousand. During the three month and nine months ended September 30, 1998 there were no gains or losses involving such transactions.

Other Expenses

     Other expenses were $2.9 million for the third quarter of 1999, an increase of $257 thousand or 9.9% over the same quarter of 1998. Salaries and employee benefits were $1.4 million for the current quarter compared to $1.3 million for the same of quarter of 1998. Net occupancy expense was $368 thousand for the current quarter, compared to $333 thousand for the third quarter of 1998. Other operating expenses were $1.1 million for the current quarter, an increase of $139 thousand or 14.2% compared to the same quarter of 1998.

     For the first nine months of 1999, other expenses were $8.2 million, an increase of $552 thousand or 7.3% from the same period of 1998. Salaries and employee benefits were $4.1 million for the nine-month period compared to $3.8 million for the same period of 1998. Net occupancy expense was $1.0 million for the first nine months of 1999, compared to $962 thousand for the same period of 1998. Other operating expenses were $3.0 million for the first nine months of 1999, an increase of $208 thousand compared to the same period of 1998.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $515 thousand compared to $513 thousand for the third quarter of 1998. Effective tax rates were 31.6% for the third quarter of 1999 and 32.5% for the quarter ended September 30, 1998. Effective tax rates were 32.4% and 32.8% for the first nine months of 1999 and 1998. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liability structure is in the proper mix to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $287.7 million or 95.9% of total average deposits and 84.1% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short-term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the ability of short-term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors or in funding future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest-earning assets and interest-bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage-related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation, at September 30, 1999, the Bank would expect an increase in net interest income of $22 thousand in the event of a gradual 200 basis point increase in interest rates, and a decrease of $69 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non rate sensitive funds. These decay rates spread the non rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non Interest-Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     The Interest Rate Sensitivity Table, on page 19 presents the Bank's interest rate sensitivity position at September 30, 1999, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets exceed its interest-bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
September 30, 1999
In thousands
                                                Expected Maturity, Years Ended:
                                                                                            Non-              Fair
                                       09/30/00 09/30/01 09/30/02 09/30/03 09/30/04ThereafteSensitiveTotal    Value
Assets
  Investments -
     Fixed-Rate Securities             $46,397  $25,754   $6,918   $4,086   $1,947   $4,951       $0  $90,053  $90,053
       Average Interest Rates                0        0        0        0        0        0        0        0
     Variable-Rate Securities            3,757      486      401      174      147      748        0    5,713    5,713
       Average Interest Rates                0        0        0        0        0        0        0        0
         Total Investments              50,154   26,240    7,319    4,260    2,094    5,699        0   95,766   95,766
            Average Interest Rates           0        0        0        0        0        0        0        0
  Loans -
     Fixed-Rate Loans, Net              76,007   30,263   24,672   16,156   15,083   17,891    1,544  181,616  183,591
       Average Interest Rates                0        0        0        0        0        0        0        0
     Variable-Rate Loans, Net           11,357    3,782    2,726    1,363      960    2,264        0   22,452   22,268
       Average Interest Rates                0        0        0        0        0        0        0        0
         Total Loans                    87,364   34,045   27,398   17,519   16,043   20,155    1,544  204,068  205,859
            Average Interest Rates           0        0        0        0        0        0        0        0
  Interest-Bearing Deposits in
     Other Banks                         1,972        0        0        0        0        0        0    1,972    1,972
            Average Interest Rates           0        0        0        0        0        0        0        0
  Federal Funds Sold                     8,700        0        0        0        0        0        0    8,700    8,700
            Average Interest Rates           0        0        0        0        0        0        0        0
  Other Assets                                                                                29,873   29,873
      Total Assets                    $148,190  $60,285  $34,717  $21,779  $18,137  $25,854  $31,417 $340,379
Liabilities
   NOW and Super NOW Deposits           $2,050   $5,960   $5,960   $2,332   $2,332   $4,664       $0  $23,298  $21,404
            Average Interest Rates           0        0        0        0        0        0        0        0
   Insured Money Market Accounts        30,843   16,660   16,660        0        0        0        0   64,163   65,330
            Average Interest Rates           0        0        0        0        0        0        0        0
   Savings Deposits                      3,495    7,806    7,806    3,180    3,180    6,361        0   31,828   29,994
            Average Interest Rates           0        0        0        0        0        0        0        0
 Variable-Rate Certificates of Deposit   1,047    2,334    2,334      951      951    1,902        0    9,519    9,258
            Average Interest Rates           0        0        0        0        0        0        0        0
   Certificates of Deposits             69,094   39,106    1,594    2,109      289        0        0  112,192  111,693
            Average Interest Rates           0        0        0        0        0        0        0        0
   Non Interest-Bearing Deposits        21,092   13,241    8,319    5,234    3,299    5,981        0   57,166   57,166
   Other Interest-Bearing Liabilities      195      206      218      231      245      375        0    1,470    1,461
            Average Interest Rates           0        0        0        0        0        0        0        0
   Other Liabilities                         0        0        0        0        0        0    1,882    1,882
   Stockholders' Equity                      0        0        0        0        0        0   38,861   38,861
      Total Liabilities and
           Stockholders' Equity       $127,816  $85,313  $42,891  $14,037  $10,296  $19,283  $40,743 $340,379

   Interest Rate Sensitivity Gap       $20,374 ($25,028) ($8,174)  $7,742   $7,841   $6,571  ($9,326)      $0
   Cumulative Interest Rate
     Sensitivity Gap                   $20,374  ($4,654)($12,828) ($5,086)  $2,755   $9,326       $0

   GAP / Assets                           5.99%   -7.35%   -2.40%    2.27%    2.30%    1.93%   -2.74%
      Cumulative GAP / Assets             5.99%   -1.37%   -3.77%   -1.49%    0.81%    2.74%    0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 1999 and 1998, were $20.2 million and $15.4 million, respectively. The Bank had letters of credit of $425 thousand issued at September 30, 1999 compared to $547 thousand at September 30, 1998. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 1999 the available portion of these credit lines was $305 thousand compared to $338 thousand at September 30, 1998. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.3 million at September 30, 1999 and $3.6 million at September 30, 1998. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The Allowance for Loan Losses was $3.9 million at September 30, 1999, or 1.9%, of loans outstanding. At September 30, 1998 the Allowance for Loan Losses was $3.4 million, or 2.0%, of loans outstanding. Net charge-offs (recoveries) were $(131) thousand for the current quarter, versus ($190) thousand for the same quarter of 1998. Gross charge-offs as a percentage of average loans were .01% and .02% in the third quarters of 1999 and 1998, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 1,215% versus 733% for the same quarter of 1998. Net charge-offs (recoveries) for the first nine months of 1999 were $313 thousand, versus ($260) thousand for the same period in 1998. For the first nine months of 1999, gross charge-offs as a percentage of average loans was .22%. For the comparable period of 1998, gross charge-offs as a percentage of average loans were .08%. For the first nine months of 1999, recoveries as a percentage of gross charge-offs were 35.9%, compared to 298.5% for the same period in 1998.

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

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Impaired loans are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the sum of: a percentage of the balances of loans graded substandard plus the sum of the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the "potential default' factor to the non classified portion of the loan portfolio, additional reserves necessary because of loan growth are accounted for.
     Also in determining the level of Allowance for Loan Losses, management considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area. As the Bank's ratio of loans-to-deposits continues to increase, so does the potential for problem loans to occur at a rate uncommon to the Bank's historical loan loss basis given smaller loan-to-deposit ratios of the past.

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 1999 and 1998 were $524 thousand and $617 thousand, respectively. Impaired loans having recorded investments of $5.0 million at September 30, 1999 compared to $4.4 million at September 30, 1998 have been recognized in conformity with SFAS No. 114 as amended by SFAS No.
118. The total Allowance for Loan Losses related to these loans was $1.2 million at September 30, 1999 compared to $1.7 million at September 30, 1998. Interest received on impaired loans amounted to $328 thousand at September 30, 1999 compared to $365 thousand at September 30, 1998. Non-accrual loans not included in impaired loans were immaterial at September 30, 1999 and 1998.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $435 thousand at September 30, 1999 and $19 thousand at the close of the third quarter of 1998. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. Repossessions at September 30, 1999 were insignificant.

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

Regulatory Matters

     The Bank is subject to various capital requirements administered by the Federal Banking Agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the Bank's financial statements. Various regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the section entitled Capital Adequacy below.

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

Capital Adequacy Ratios
In Thousands                                  September 30, December 31, September 30,
                                                1999          1998         1998
Tier 1 Capital:
   Stockholders' Equity                         $38,527      $36,397       $35,897
Tier 2 Capital:
   Allowance for Loan Losses                      2,443        2,145         2,029
      Total Capital                             $40,970      $38,542       $37,926

Risk-Weighted Ratios:
   Tier 1 Capital                              19.9%        21.4%         22.3%
   Total Capital                               21.1%        22.6%         23.6%
Leverage Ratio                                 11.3%        11.3%         11.5%
Stockholders' Equity                           11.3%        11.1%         11.4%
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

The Year 2000

     The Bank has formed a Year 2000 committee. The purpose of the committee is to identify potential costs and uncertainties relating to the Year 2000 date change. The committee has adopted a policy which addresses the issues concerning the Year 2000 in five phases. The phases include awareness, assessment, renovation, validation, and implementation. The Bank is currently in the implementation phase. The testing and implementation of "mission-critical" systems is substantially complete. The Bank will continue to test "mission-critical" systems through year-end. Also substantially complete are the Bank's business-resumption contingency plans and the validation method that tests the plans for effectiveness and viability. Management does not believe that issues related to the Year 2000 will materially effect the Company's liquidity, capital resources, or results of operation. The amount of expenses related to the Year 2000 issue during the first nine months of 1999 was not material.

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

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                  Third Quarter 1999          Second Quarter 1999         Third Quarter 1998
                                                  AVERAGE  INCOME/   YIELD/   AVERAGE  INCOME/ YIELD/   AVERAGE  INCOME/  YIELD/
                                                  BALANCE  EXPENSE   RATE     BALANCE  EXPENSE RATE     BALANCE  EXPENSE  RATE
Assets
   Interest-Bearing Deposit Accounts                $2,874    $29.7  4.10%  $6,604    $114.5   6.95%    $2,825    $31.1     4.37%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               7,140     91.6  5.09%   9,904     125.3   5.07%     8,541    115.7     5.36%
   Securities:
     Taxable                                        94,370  1,281.6  5.39%  97,128   1,312.6   5.42%    98,137  1,439.4     5.82%
     Non-Taxable*                                    9,479    190.9  7.99%   8,885     185.0   8.35%    10,142    217.6     8.51%
   Loans - Net                                     202,488  4,472.4  8.76% 192,186   4,244.1   8.86%   169,229  3,903.0     9.15%
       Total Earning Assets                       $316,351  6,066.2  7.61% 314,707   5,981.5   7.62%   288,874  5,706.8     7.84%
   Allowance for Loan Losses                        (3,659)                 (3,397)                       (3,148)
   Nonearning Assets                                29,360                  29,725                        27,361
       Total Assets                               $342,052                 341,035                       313,087

Liabilities and Stockholders' Equity
   NOW Accounts                                    $22,224    109.1  1.95% $25,036     129.2   2.07%   $23,284    126.2     2.15%
   Savings Accounts                                 32,074    204.2  2.53%  32,551     205.3   2.53%    30,799    196.4     2.53%
   Money Market Deposit Accounts                    64,848    546.3  3.34%  63,839     508.0   3.19%    57,341    464.4     3.21%
   Certificates of Deposits less than $100,000     109,532  1,257.5  4.55% 106,765   1,212.6   4.56%    97,374  1,188.4     4.84%
   Certificates of Deposits greater than $100,000   12,212    134.4  4.37%  12,915     139.2   4.32%    11,530    143.2     4.93%
      Total Interest-Bearing Deposits              240,890  2,251.5  3.71% 241,106   2,194.3   3.65%   220,328  2,118.6     3.81%
   Other Borrowings                                  1,490     22.5  5.99%   1,468      19.7   5.38%     1,079     17.2     6.33%
      Total Interest-Bearing Liabilities           242,380  2,274.0  3.72% 242,574   2,214.0   3.66%   221,407  2,135.8     3.83%
   Non Interest-Bearing Deposits                    59,038                  58,803                      53,454
   Other Liabilities                                 1,632                   1,409                       1,508
   Stockholders' Equity                             39,002                  38,249                      36,718
      Total Liabilities and Stockholders' Equity  $342,052                $341,035                    $313,087

Net Interest Income - Tax Equivalent Basis*                 3,792.2                   3,767.5                    3,571.0
Tax Equivalent Adjustment                                     (64.9)                    (62.9)                     (74.0)
    Net Interest Income                                     3,727.3                  $3,704.6                   $3,497.0

Net Interest Income - Spread*                                        3.89%                     3.96%                        4.01%

Net Interest Income as a % of Total Earning Assets*                  4.76%                     4.80%                        4.90%
*Tax Equivalent Basis - 34% Rate for the periods dated

                                                     Nine Months Ended               Nine Months Ended
                                                     September 30, 1999              September 30, 1998
                                                     AVERAGE  INCOME/   YIELD/       AVERAGE  INCOME/   YIELD/
Assets
   Interest-Bearing Deposit Accounts                   $6,441    $266.4     5.53%    $3,446    $129.7     5.03%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements                  9,947     360.6     4.85%    10,875     441.2     5.42%
   Securities:
     Taxable                                           93,204   3,836.0     5.50%   102,181   4,454.3     5.83%
     Non-Taxable*                                       9,364     584.8     8.35%    10,306     663.2     8.60%
   Loans - Net                                        192,655  12,692.0     8.81%   158,013  11,072.0     9.37%
       Total Earning Assets                          $311,611  17,739.8     7.61%   284,821  16,760.4     7.87%
   Allowance for Loan Losses                           (3,551)                       (2,743)
   Nonearning Assets                                   29,775                        27,188
       Total Assets                                  $337,835                      $309,266

Liabilities and Stockholders' Equity
   NOW Accounts                                       $24,593     375.3     2.04%   $24,161     379.7     2.10%
   Savings Accounts                                    32,203     608.2     2.53%    31,391     591.3     2.52%
   Money Market Deposit Accounts                       63,395   1,531.2     3.23%    54,823   1,277.1     3.11%
   Certificates of Deposits less than $100,000        105,788   3,598.5     4.55%    94,631   3,464.9     4.90%
   Certificates of Deposits greater than $100,000      12,328     441.8     4.79%    11,577     423.3     4.89%
      Total Interest-Bearing Deposits                 238,307   6,555.0     3.68%   216,583   6,136.3     3.79%
   Other Borrowings                                     1,323      58.0     5.86%     1,112      52.9     6.36%
      Total Interest-Bearing Liabilities              239,630   6,613.0     3.69%   217,695   6,189.2     3.80%
   Non Interest-Bearing Deposits                       58,520                        53,824
   Other Liabilities                                    1,445                         1,362
   Stockholders' Equity                                38,240                        36,385
      Total Liabilities and Stockholders' Equity     $337,835                      $309,266

Net Interest Income - Tax Equivalent Basis*                    11,126.8                    10,571.2
Tax Equivalent Adjustment                                        (198.8)                     (225.5)
    Net Interest Income                                       $10,928.0                   $10,345.7

Net Interest Income - Spread*                                               3.92%                         4.07%

Net Interest Income as a % of Total Earning Assets*                         4.77%                         4.96%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                                 Nine Months Ended
                                                 Third Quarter 1999      Third Quarter 1999      September 30, 1999
                                                 vs                      vs                      vs
                                                  Second Quarter 1999     Third Quarter 1998     September 30, 1998
                                                 Change due to   Total   Change due to   Total   Change due to     Total
                                                 Volume  Rate    Change  Volume  Rate    Change  Volume   Rate     Change
Interest Earning Assets:
   Interest-Bearing Deposit Accounts              ($64.7) ($20.1) ($84.8)   $0.5   ($1.9)  ($1.4)  $112.7    $24.0  $136.7
   Federal Funds Sold                              (35.0)    1.3   (33.7)  (19.1)   (5.0)  (24.1)   (37.6)   (43.0)  (80.6)
   Securities:
      Taxable                                      (37.3)    6.3   (31.0)  (55.3) (102.5) (157.8)  (391.3)  (227.0) (618.3)
      Non-Taxable*                                  12.4    (6.5)    5.9   (14.2)  (12.5)  (26.7)   (60.7)   (17.7)  (78.4)
   Loans                                           227.5     0.8   228.3   767.1  (197.7)  569.4  2,427.4   (807.4)1,620.0
      Total Interest Income                        102.9   (18.2)   84.7   679.0  (319.6)  359.4  2,050.5 (1,071.1)  979.4

Interest-Bearing Liabilities:
   NOW Accounts                                    (14.5)   (5.6)  (20.1)   (5.7)  (11.4)  (17.1)     6.8    (11.2)   (4.4)
   Savings Accounts                                 (3.0)    1.9    (1.1)    8.1    (0.3)    7.8     15.3      1.6    16.9
   Money Market Deposit Accounts                     8.0    30.3    38.3    60.8    21.1    81.9    199.7     54.4   254.1
   Certificates of Deposits less than $100,000      31.4    13.5    44.9   148.4   (79.3)   69.1    408.5   (274.9)  133.6
   Certificates of Deposits greater than $100,000   (7.6)    2.8    (4.8)    8.5   (17.3)   (8.8)    27.5     (9.0)   18.5
   Other Borrowings                                  0.3     2.5     2.8     6.6    (1.3)    5.3     10.0     (4.9)    5.1
      Total Interest Expense                        14.6    45.4    60.0   226.7   (88.5)  138.2    667.8   (244.0)  423.8
   Increase (Decrease) in
      Interest Differential                        $88.3  ($63.6)  $24.7  $452.3 ($231.1) $221.2 $1,382.7  ($827.1) $555.6

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

     Management fulfills its responsibility for the integrity, objectivity, consistency, and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiaries has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountant.

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

     The financial statements as of December 31, 1998 were examined by Hannis T. Bourgeois, L. L. P., independent public accountants, who rendered an independent professional opinion. Hannis T. Bourgeois, L. L. P has not reviewed the financial statements as of September 30, 1999.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By:____________________________
Frank J. Bourgeois, President



_______________________________
Date