Form 10-K
period 1999-12-31
ONE AMERICAN CORP
filed 2000-03-27
CIK 708817

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            Form 10-K

      Annual Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the
               Fiscal Year Ended December 31, 1999

     One American Corp                              0-12437
Exact name of registrant                          (Comm. File No.)
as specified in its charter)


            Louisiana                             72-0948181
  (State or other jurisdiction of              (I.R.S. Employer
   Incorporation of Organization)               Identification No.)


2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana                                 70090-0550
(Address of principal executive offices)           (Zip Code)

Registrant's Telephone Number, including area code:  (225) 265-2265

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $59,252,340 (2,116,155 Shares
@ $28.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $2.50 Par Value, 2,655,360 shares outstanding as of March 9, 2000.

               Documents Incorporated by Reference

      Document                                  Part of Form 10-K

     Definitive Proxy Statement for 2000        Part I and Part III
     Annual Meeting of Stockholders
     *For purposes of the computation, shares (539,205) owned by executive officers, directors and 5% shareholders have been excluded.

                             Part I

Item 1    Description of Business                                3
          Supplemental Financial Information:
          Average Balance Sheets and Interest Yield Analysis     8
          Interest Differential                                  8
          Securities Portfolio                                   8
          Loan Portfolio                                         8
          Non-Performing Loans                                   8
          Summary of Loan Loss Experience                        9
          Deposits                                               9
          Return on Equity and Assets                            9

Item 2    Description of Properties                              9

Item 3    Legal Proceedings                                     10

Item 4    Submission of Matters to a Vote of Security Holders   10

                             Part II

Item 5    Market for the Registrant's Common Stock
          and Related Security Holder Matters                   10

Item 6    Selected Financial Data                               11

Item 7    Management's Discussion and Analysis of
          Financial Condition and Results of Operation          13

Item 8    Financial Statements and Supplementary Data           27

Item 9    Disagreements on Accounting and Financial Disclosures 51

                            Part III

Item 10   Directors and Executive Officers of the Registrant    51

Item 11   Executive Compensation                                51

Item 12   Security Ownership of Certain Beneficial Owners and
          Management                                            51

Item 13   Certain Relationships and Related Transactions        51

                             Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports
          On Form 8-K                                           51
          Signatures                                            52

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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 9, 2000.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana and eighteen (18) branch offices and one (1) loan production office. Four offices are located in St. James Parish in the cities of Vacherie (2), Gramercy, and Lutcher. Two offices are located in Lafourche Parish in the city of Thibodaux. Six offices are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose (2). Two offices are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One office is located in St. John Parish in the city of LaPlace. One office is located in Tangipahoa Parish in the city of Hammond. Two offices are located in Assumption Parish, one in the in the city of Napoleonville, and one in the city of Pierre Part. Under construction is an office located in Ascension Parish in the city of Donaldsonville. This facility is scheduled to open in the second quarter of 2000. One loan production office is located in St. Tammany Parish in the city of Mandeville. In addition, plans are in effect to relocate the Luling office as well as the offices of First American Agency, L.L.C., a subsidiary of the Bank, into a larger facility. This relocation should be complete by the second quarter of 2000.

     The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984,
respectively, by the Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The two Thibodaux branches were approved on July 7, 1988 and September 2, 1997, respectively by the Federal Deposit Insurance Corporation and on July 5, 1988 and August 29, 1997, respectively, by the Commissioner of Financial Institutions of the State of Louisiana. The six branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The two branches located in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994 and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The one branch located in Tangipahoa Parish was acquired from First American Bank of Tangipahoa on September 23, 1996, and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The Napoleonville branch was approved on August 4, 1997 by the Commissioner of Financial Institutions of the State of Louisiana and on July 24, 1997 by the Federal Deposit Insurance Corporation. The Pierre Part branch was approved by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation on April 24, 1998 and April 23, 1998, respectively. The Donaldsonville branch was approved on December 16, 1998 by the Federal Deposit Insurance Corporation and on December 28, 1998 by the Commissioner of Financial Institutions of the State of Louisiana. The Mandeville loan production office was approved on October 2, 1997 by the Commissioner of Financial Institutions of the State of Louisiana.

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

     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family, and other consumer expenditures; and (3) commercial loans. As of December 31, 1999, these three categories accounted for approximately 85.1%, 7.4%, and 7.5%, respectively, of the Bank's loan portfolio. (See Note E in the 1999 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the Bank's deposits are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. At December 31, 1999, State and Political Subdivisions maintained time deposits and money market deposits account balances of $7.0 million, interest bearing demand deposits of $4.5 million, and non-interest bearing demand deposits of $1.6 million. Although no agreement or understanding exist between these particular customers and the Bank regarding time deposits, management has no reason to believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 1999, the Bank had 15,348 demand deposit accounts with a total balance of $56.2 million, 1,091 NOW and Super NOW accounts with a total balance of $21.5 million, 2,686 Insured Money Market Accounts with a balance of $69.7 million, 14,715 savings accounts with a total balance of $31.6 million, and 7,923 other time deposit accounts with a total balance of $122.9 million.

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

     The Agency operates out of the offices of the former Riverbend Insurance Agency at 1972 Ormond Blvd., Suite C, Destrehan, St. Charles Parish, Louisiana. Plans are in effect to relocate this office to Luling, St. Charles Parish, Louisiana sometimes in the second quarter of 2000. The Agency provides general insurance agent services for the Company and its subsidiary. The Agency also provides agent services in relation to property and casualty, credit life, accident and health, and general liability insurance that maybe related to the extension of credit or other financial services of the Bank.

Competition

     The Company's general market area contains approximately 215 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, the east bank of the Mississippi river in Jefferson Parish, the south central portion of Tangipahoa Parish, Assumption Parish and St. Tammany Parish, all located in Louisiana. These parishes have experienced moderate population growth over the last several years.

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

Employees

     The Company has approximately 173 full time employees, and 11 part-time employees. Management considers its relationship with the employees to be good.

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

     The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transactions; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Company must secure the approval of the Board prior to engaging in any of these activities.

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

     In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching beginning January 1, 1987, and regional banking beginning July 1, 1987. These changes have allowed Louisiana and the regional banks and other financial institutions to engage in a wider range of activities than were previously allowed to such institutions. The restrictions on state banking were repealed in 1988, with the intention of allowing state charted banks to establish branch offices state wide.

     Also effective January 1, 1991, Louisiana's reciprocal interstate banking laws allowed bank holding companies domiciled in any state of the United States to acquire Louisiana banks and bank holding companies, if the state in which the bank holding company is domiciled allows Louisiana banks and bank holding companies the same opportunities.

     In 1997, the State of Louisiana enacted the Financial
Institution Insurance Sales Law.  The Financial Institution Sales
Law made it possible for the Bank to sell all forms of insurance through its subsidiary, First American Agency, L.L.C.

     Additional information regarding supervision and regulation can be found in the 1999 Form 10-K in the Section titled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations" and incorporated herein by reference.

Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 1999. The capital ratios are included in the 1999 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations the Bank could pay in dividends without regulatory approval approximately $3.7 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1999, 1998, and 1997

Interest Differential

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 1999 and 1998

Securities Portfolio

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 1999 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 1999, that exceeded, in aggregate by issuer, 10% of Stockholders'
Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 1999, 1998, 1997,
1996, and 1995

Non-Performing Loans

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 1999, 1998, 1997,
1996, and 1995

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 1999, 1998, 1997,
1996, and 1995

Deposits

     The following information called for by Item 1 is included in the 1999 Form 10-K Section titled "Management's Discussion and
Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis for the years ended December 31, 1999, 1998, and 1997

     Maturities of time deposits of $100,000 or more at December
31, 1999, are summarized below:
In thousands

3 Months or Less                     $4,491
Over 3 through 6 Months               3,875
Over 6 through 12 Months              6,129
Over 12 Months                        3,780
                                    $18,275

Return on Equity and Assets

     The following information called for by Item 1 is included in the 1999 Form 10-K in the Section titled Item 6. "Selected
Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 1999, 1998, 1997, 1996, and 1995
     Average Stockholders' Equity
          December 31, 1999, 1998, 1997, 1996, and 1995
     Selected Ratios
          for the years ended December 31, 1999, 1998, 1997,
1996, and 1995
     Per Share
          for the years ended December 31, 1999, 1998, 1997,
1996, and 1995

Item 2.  Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust, the Company owns the premises in which its main office, operation center, and seventeen of its branch offices are located and holds a lease for the one remaining branch office. The Bank also leases the premises from which its Loan Production Office and First American Agency, L.L.C. operate, as well as the new location for the Luling branch and the Agency.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                         1999    1998

First Quarter                           $27.00  $18.50
Second Quarter                          $27.00  $25.00
Third Quarter                           $27.00  $25.00
Fourth Quarter                          $28.00  $27.00

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

Transfer Agent and Registrar       Independent Accountants
First American Bank and Trust      Hannis T. Bourgeois, L L P
P. O. Box 550                      2322 Tremont Drive, Suite
                                   200
Vacherie, LA 70090-0550            Baton Rouge, LA 70809

Item 6.  Selected Financial Data

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 1999, 1998, 1997, 1996, and 1995
($ in thousands, except per share data)
                                                1999      1998      1997      1996      1995
Assets
Cash and Due from Banks                       $18,023   $22,755   $13,115   $13,946   $15,232
Securities                                     96,308   111,035   127,027   125,219   139,967
Loans                                         211,131   178,462   146,975   132,776   104,320
Other Assets                                   18,313    17,124    15,277    14,170    12,109
   Total Assets                              $343,775  $329,376  $302,394  $286,111  $271,628
Liabilities and Stockholders' Equity
Deposits                                     $301,891  $289,191  $263,657  $250,704  $239,724
Other Liabilities                               2,918     2,385     2,482     1,872     1,692
Stockholders' Equity                           38,966    37,800    36,255    33,535    30,212
   Total Liabilities and Stockholders' Equity 343,775   329,376   302,394   286,111   271,628
Average Total Assets                         $339,975  $312,545  $292,308  $278,223  $261,692
Average Stockholders' Equity                  $38,863   $36,730   $35,022   $32,287   $28,186


Selected Ratios:
   Loans to Assets                              61.42%    54.18%    48.60%    46.41%    38.41%
   Loans to Deposits                            69.94%    61.71%    55.74%    52.96%    43.52%
   Deposits to Assets                           87.82%    87.80%    87.19%    87.62%    88.25%
   Equity to Assets                             11.33%    11.48%    11.99%    11.72%    11.12%
   Return on Average Assets                      1.34%     1.30%     1.38%     1.82%     2.01%
   Return on Average Equity                     11.76%    11.06%    11.52%    15.64%    18.62%
   Dividend Payout                              42.39%    46.97%    41.85%    28.10%    16.74%
   Avg. Equity-to-Avg. Assets                   11.43%    11.75%    11.98%    11.60%    10.77%

Condensed Consolidated Statements of Income for the years ended December 31, 1999, 1998, 1997, 1996, and 1995

                                                1999      1998      1997      1996      1995
Interest Income                               $23,613   $22,249   $20,757   $19,717   $18,205
Interest Expense                                8,958     8,335     7,712     7,244     6,511
   Net Interest Income                         14,655    13,914    13,045    12,473    11,694

Provision for Loan Losses                         900     1,200     1,025        90         0
   Net Interest Income After
      Provision for Loan Losses                13,755    12,714    12,020    12,383    11,694
Other Income                                    4,260     3,638     3,740     3,978     4,464
Other Expenses                                 11,287    10,406     9,673     9,030     8,501
   Income Before Income Taxes                   6,728     5,946     6,087     7,331     7,657
Applicable Income Tax Expense                   2,159     1,885     2,050     2,281     2,410
Net Income                                     $4,569    $4,061    $4,037    $5,050    $5,247
Per Share:
   Net Income                                   $1.71     $1.51     $1.49     $1.87     $1.94
   Cash Dividends                               $0.73     $0.71     $0.63     $0.53     $0.33
   Book Value - End of Year                    $14.62    $14.15    $13.41    $12.41    $11.18

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 1999 and
1998

1999                                           FOURTH    THIRD    SECOND    FIRST
($ in thousands, except per share data)       QUARTER   QUARTER   QUARTER   QUARTER
Interest Income                               $6,072    $6,001    $5,919    $5,621
Interest Expense                               2,345     2,274     2,214     2,125
   Net Interest Income                         3,727     3,727     3,705     3,496

Provision for Loan Losses                        225       225       225       225

Net Interest Income after Provision
    for Loan Losses                            3,502     3,502     3,480     3,271
Other Income                                     948       980     1,494       838
Other Expenses                                 3,127     2,852     2,804     2,504

   Income before Income Taxes                  1,323     1,630     2,170     1,605

Applicable Income Taxes                          407       515       714       523

   Net Income                                   $916    $1,115    $1,456    $1,082

Per Share:
   Net Income                                  $0.34     $0.42     $0.54     $0.41
   Dividends                                   $0.19     $0.18     $0.18     $0.18

1998                                           FOURTH    THIRD    SECOND    FIRST
($ in thousands, except per share data)       QUARTER   QUARTER   QUARTER   QUARTER
Interest Income                               $5,713    $5,633    $5,556    $5,347
Interest Expense                               2,145     2,136     2,046     2,008
   Net Interest Income                         3,568     3,497     3,510     3,339

Provision for Loan Losses                        225       225       300       450

Net Interest Income after Provision
    for Loan Losses                            3,343     3,272     3,210     2,889
Other Income                                     806       904       930       998
Other Expenses                                 2,798     2,595     2,592     2,421

   Income before Income Taxes                  1,351     1,581     1,548     1,466

Applicable Income Taxes                          380       513       490       502

   Net Income                                   $971    $1,068    $1,058      $964

Per Share:
   Net Income                                  $0.36     $0.40     $0.39     $0.36
   Dividends                                   $0.19     $0.18     $0.17     $0.17

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

     First American Bank and Trust is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other term loans. The Bank also offers travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines and night depository facilities. Through its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), the Bank provides general insurance agent services related to property and casualty, credit life, accident and health, and general liability insurance.

Overview of 1999

     Net income for the year 1999 was $4.6 million compared to $4.1 million for the year 1998. For the year ended 1999, earnings per share were $1.71 compared to $1.51 in 1998. Return on average assets was 1.34% and 1.30% for the years ended 1999 and 1998, respectively. For the years ended 1999 and 1998, return on average stockholders' equity was 11.76% and 11.06%, respectively.
     Net interest income for 1999 was $14.7 million, a 5.3% increase over the $13.9 million for 1998. The net interest margin on a fully tax equivalent basis (FTE) was 4.77% for the current year and 4.94% for the same period of 1998.
     During the year 1999, in comparison with the same period of 1998, average loans outstanding increased $34.0 million or 20.8% due to continued efforts to grow the percentage of earning assets represented by loans and taking advantage of an increased loan demand. Average total deposits for the year 1999 increased $25.0 million or 9.1% when compared to the average total deposits for the same period of 1998. Average total assets for the current year increased $27.4 million or 8.8% when compared to the total average assets of the year 1998. Average stockholders' equity for 1999 was $38.9 million, an increase of 5.8% over the average stockholders' equity for 1998.
     The Bank opened a second full-service office in Thibodaux, Lafourche Parish, Louisiana on March 15, 1999, increasing its presence in the Nicholls State University and the Thibodaux Regional Medical Center areas of the city. With the opening of the new Thibodaux location, the Bank had in operation a total of eighteen full-service offices and one loan production office. In addition, a full-service office is under construction in the city of Donaldsonville, Ascension Parish, Louisiana. This new office is scheduled for opening in the second quarter of 2000. Also, plans are in effect to relocate the Luling, Louisiana full-service office as well as the offices of the Agency into a larger facility in Luling. This relocation should be completed in the second quarter of 2000.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for all periods presented.
Certain earning assets are exempt from income taxes, therefore, a tax equivalent adjustment is included so that tax exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.

     Net interest income on a fully tax equivalent basis (FTE) increased $707 thousand or 5.0%. Net interest income (FTE) for 1999 was $14.9 million compared to $14.2 million for the prior year. Net interest income (FTE) for 1997 was $13.3 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $25.1 million or 8.7% to $313.0 million during 1999. Average earning assets were $287.8 million in 1998 and $269.1 million in 1997. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure on page 16. Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area currently enjoys a strong economic climate that provides lending opportunities that did not exist in the past. The level of growth in the loan portfolio has increased in the years 1999 and 1998, with the percent of averge loans to average earning assets increasing from 56.7% to 63.0%. However, there is no assurance that either similar levels of growth or the current strong econimic climate will continue into the future.
     The trend over the years compared shows an increase in interest bearing liabilities with the largest growth occuring in certificates of deposit and money market deposit accounts. Also beneficial was the increase in the levels of non interest bearing deposits, even though its relationship as a percentage of total deposits remained realtively stable. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.
     For the year ended 1999, the average yield on earning assets was 7.63%, while the average cost of interest bearing funds was 3.71%, producing a net interest spread (FTE) of 3.92%. The net interest margin (FTE) was 4.77% for the year ended 1999. The net interest margin decreased when compared to the net interest margins of 4.94% and 4.96% for the years ended 1998 and 1997, respectively, because the yield on earning assets decreased more than the cost of interest bearing liabilities decreased.
     The table of Average Balance Sheets and Interest Rate Analysis for the periods ended December 31, 1999, 1998, and 1997 on page 25 and the corresponding table of Interest Differentials on page 26 detail the effect a change in average balances outstanding and the change in interest yield and costs have on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure on page 16 show a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $900 thousand in 1999, a decrease of $300 thousand from the provision for loan losses of $1.2 million in 1998. The provision for loan losses in 1997 was $1.0 million. See the sections entitled Allowance for Loan Losses and Non-Performing Assets for more details on the Provision for Loan Losses.

Other Income

     Other income was $4.3 million for 1999 and $3.6 million for 1998. Service charges on deposit accounts were $2.2 million for 1999 and 2.1 million in 1998. Gain on purchased assets increased $377 thousand to $986 thousand for 1999 when compared to the prior year. These gains are recognition of collection of principal on certain loans acquired in past Bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.
     Other operating income for 1999 was $1.1 million compared to $956 thousand in 1998. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank.
     The Bank recovered $2 thousand as gains from security transactions during the year 1999. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992.

Other Expenses

     Other expenses totaled $11.3 million in 1999, an 8.5% increase over the 1998 total of $10.4 million. Salaries and employee benefits increased $454 thousand or 8.6%, to $5.8 million for 1999 compared to 1998. The increase in salaries is due to an increase in personnel from the opening of new and projected full service offices in addition to normal annual salary adjustments. Net occupancy expense was $1.4 million for 1999 and $1.3 million for 1998. Other operating expenses totaled $4.1 million and $3.8 million, respectively, for 1999 and 1998, an increase of $258 thousand or 6.7%. For a further analysis of other operating expenses see Note K.
     Net other real estate and repossession expense was $19 thousand for 1999 and showed a $9 thousand benefit in 1998. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. During 1999, expenses of carrying other real estate and other repossessed assets totalled $2 thousand and net losses from the sale of those assets totaled $27 thousand. These costs were offset by the income generated from the operations of other real estate of $10 thousand.
     For 1998, net other real estate and repossession expense produced a benefit of $9 thousand. Expenses from other real estate totaled $24 thousand, which were offset by income from the operations of other real estate of $10 thousand, and net gains on the sale of other real estate and repossessed assets of $23 thousand. Management strives to convert these non-performing assets to investable funds at values which are beneficial to the earnings of the Bank.

Applicable Income Taxes

     Applicable income taxes for 1999, 1998, and 1997 were $2.2 million, $1.9 million, and $2.1 million, respectively, producing an effective tax rate of 32%, 32%, and 33%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-
Average Earning Asset Structure
In thousands                                     1999                 1998                1997
                                                              % of                % of                % of
                                                 Average    Earning   Average   Earning   Average   Earning
                                                 Balances   Assets    Balances  Assets    Balances  Assets
Interest Bearing Deposits                         $5,679       1.81%   $5,128      1.78%   $2,753      1.02%
Federal Funds Sold                                10,107       3.23%   11,144      3.87%   11,872      4.41%
Securities
  Taxable                                         90,429      28.99%   97,988     34.04%  102,144     37.95%
  Non-Taxable                                      9,460       3.02%   10,263      3.57%   10,134      3.77%
Loans - Net                                      197,291      63.04%  163,321     56.74%  142,240     52.85%
    Total Average Earning Assets                $312,966     100.00% $287,844    100.00% $269,143    100.00%
Average Deposit Structure
In thousands                                     1999                 1998                1997
                                                             % of                % of                % of
                                                 Average    Earning   Average   Earning   Average   Earning
                                                 Balances   Assets    Balances  Assets    Balances  Assets
Noninterest Bearing Deposits                     $58,107      19.48%   $54,161    19.92%   $48,896    19.05%
NOW Accounts                                      23,938       8.03%    24,063     8.81%    25,572    10.02%
Savings Accounts                                  32,150      10.78%    31,277    11.45%    32,082    12.57%
Money Market Deposit Accounts                     64,252      21.54%    55,992    20.49%    49,738    19.48%
Certificates of Deposits less than $100,000      107,658      36.10%    96,254    35.22%    87,017    34.08%
   Total Average Core Deposits                   286,105      95.93%   261,747    95.78%   243,305    95.30%
Certificates of Deposits greater than $100,000    12,145       4.07%    11,531     4.22%    11,999     4.70%
   Total Average Deposits                       $298,250     100.00%  $273,278   100.00%  $255,304   100.00%

Average Interest Bearing Deposits
   as a percentage of Average Earning Assets                   76.7%               76.1%               76.7%

Average Core Deposits
   as a percentage of Total Average Assets                     84.2%               83.7%               83.2%

Liquidity

     Liquidity management is the process of ensuring that the Bank's asset and liability structure can meet the withdrawal demands of its depositors, fund loan commitments, and provide for other funding requirements. Management's primary source of funds is the Bank's core deposit base. At December 31, 1999, average core deposits were approximately $286.1 million or 96% of total average deposits and 84% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulty in either meeting the needs of its depositors or funding future loan commitments.

Interest Rate Risk

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest earning assets and interest bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of dynamic income simulation, at December 31, 1999 the Bank would expect a decrease in net interest income of $32,000 in the event of a gradual 200 basis point increase in interest rates and a decrease of $65,000 in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non rate sensitive funds. These decay rates spread the non rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Noninterest Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     Table 2, Interest Rate Sensitivity Table, on page 18 presents the Bank's interest rate sensitivity position at December 31, 1999, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. Table 2 indicates that the Company's interest earning assets exceed its interest bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Table 2-
Interest Rate Sensitivity Table
December 31, 1999
In thousands
                                        Expected Maturity, Years Ended:

                                                                                                      Non-                  Fair
                                      12/31/00  12/31/01  12/31/02  12/31/03  12/31/04  Thereafter  Sensitive     Total    Value
Assets
  Investments -
     Fixed-Rate Securities             $37,527   $29,353    $8,473    $3,760    $1,813      $5,118         $0   $86,044  $86,044
       Average Interest Rates             5.67%     5.56%     5.93%     6.31%     5.89%       5.22%      0.00%     5.66%
     Variable-Rate Securities            2,758       473       343       161       136         693          0     4,564    4,564
       Average Interest Rates             5.42%     6.53%     6.50%     6.51%     6.51%       6.50%      0.00%     5.85%
         Total Investments              40,285    29,826     8,816     3,921     1,949       5,811          0    90,608   90,608
            Average Interest Rates        5.65%     5.58%     5.95%     6.32%     5.93%       5.37%      0.00%     5.67%
  Loans -
     Fixed-Rate Loans, Net              96,890    36,778    22,159    12,458     7,681       8,735      1,561   186,262   185,181
       Average Interest Rates             8.53%     8.42%     8.39%     8.24%     8.20%       7.72%      0.00%     8.35%
     Variable-Rate Loans, Net           13,730     3,916     2,531     1,247       833       2,612          0    24,869    24,658
       Average Interest Rates             8.12%     8.37%     8.57%     8.70%     8.74%       8.81%      0.00%     8.33%
         Total Loans                   110,620    40,694    24,690    13,705     8,514      11,347      1,561   211,131   209,839
            Average Interest Rates        8.48%     8.41%     8.41%     8.28%     8.26%       7.97%      0.00%     8.34%
  Interest Bearing Deposits in
     Other Banks                         1,529         0         0         0         0           0          0     1,529     1,529
            Average Interest Rates        5.10%     0.00%     0.00%     0.00%     0.00%       0.00%      0.00%     5.10%
  Federal Funds Sold                     5,700         0         0         0         0           0          0     5,700     5,700
            Average Interest Rates        4.93%     0.00%     0.00%     0.00%     0.00%       0.00%      0.00%     4.93%
  Other Assets                                                                                         34,807    34,807
      Total Assets                    $158,134   $70,520   $33,506   $17,626   $10,463     $17,158    $36,368  $343,775
Liabilities
   NOW and Super NOW Deposits            1,953     5,449     5,449     2,167     2,167       4,334          0    21,519    19,383
            Average Interest Rates        2.11%     2.11%     2.11%     2.11%     2.11%       2.11%      0.00%     2.11%
   Insured Money Market Accounts        33,537    18,065    18,065         0         0           0          0    69,667    70,170
            Average Interest Rates        3.61%     3.61%     3.61%     0.00%     0.00%       0.00%      0.00%     3.61%
   Savings Deposits                      3,324     7,826     7,826     3,163     3,163       6,326          0    31,628    29,224
            Average Interest Rates        2.54%     2.54%     2.54%     2.54%     2.54%       2.54%      0.00%     2.54%
 Variable-Rate Certificates of Deposit     967     2,281     2,281       922       922       1,844          0     9,217     8,788
            Average Interest Rates        4.46%     4.46%     4.46%     4.46%     4.46%       4.46%      0.00%     4.46%
   Certificates of Deposits             89,986    20,222     1,311     2,096        37           0          0   113,652   112,683
            Average Interest Rates        4.65%     4.85%     5.62%     5.66%     4.79%       0.00%      0.00%     4.71%
   Non Interest Bearing Deposits        20,943    13,124     8,225     5,157     3,234       5,525          0    56,208    56,208
   Other Interest Bearing Liabilities      187       199       211       224       237         363          0     1,421     1,386
            Average Interest Rates        5.88%     5.88%     5.88%     5.88%     5.88%       5.88%      0.00%     5.88%
   Other Liabilities                         0         0         0         0         0           0      1,497     1,497
   Stockholders' Equity                      0         0         0         0         0           0     38,966    38,966
      Total Liabilities and
           Stockholders' Equity       $150,897   $67,166   $43,368   $13,729    $9,760     $18,392    $40,463  $343,775

   Interest Rate Sensitivity Gap        $7,237    $3,354   ($9,862)   $3,897      $703      (1,234)   ($4,095)       $0
   Cumulative Interest Rate
     Sensitivity Gap                    $7,237   $10,591      $729    $4,626    $5,329      $4,095         $0

   GAP / Assets                           2.11%     0.98%    (2.87%)    1.13%     0.20%      (0.36%)    (1.19%)
      Cumulative GAP / Assets             2.11%     3.08%     0.21%     1.35%     1.55%       1.19%      0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loan and line of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Total commitments were $22.1 million and $20.3 million at December 31, 1999 and 1998, respectively. Available loan commitments at December 31, 1999, were $16.2 million and $14.9 million at December 31, 1998. The Bank had letters of credit of $404 thousand issued at December 31, 1999. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 1999 the available portion of these credit lines was $322 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.2 million and $4.3 million at December 31, 1999 and 1998. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Loans

     An analysis of the loan portfolio at December 31, 1999,
1998, 1997, 1996, and 1995, is as follows:
($ in thousands)                         1999      1998      1997      1996      1995
Commercial, Financial and Agricultural  $16,223   $17,526   $15,811   $10,444   $10,786
Real Estate
   Construction                          16,647     1,334     3,987     3,184     1,662
   Mortgage                             165,973   144,815   113,117   105,800    81,082
Individuals                              15,974    15,120    13,892    13,559    11,457
Foreign                                       0         0         0     1,361     1,846
All Other Loans                             469     3,199     2,395     1,576       793
   Total Loans                          215,286   181,994   149,202   135,924   107,626
Unearned Income                               0        (2)      (37)      (65)      (33)
Allowance for Loan Losses                (4,155)   (3,530)   (2,190)   (3,083)   (3,273)
   Total Loans, Net                    $211,131  $178,462  $146,975  $132,776  $104,320

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.2 million at December 31, 1999, or 1.93%, of loans outstanding. At December 31, 1998 the Allowance for Loan Losses was $3.5 million, or 1.94%, of loans outstanding. Net charge-offs (recoveries) were $275 thousand for the current year, versus ($140) thousand for 1998. Gross charge-offs as a percentage of average loans were .27% and
 .16% for 1999 and 1998, respectively. Recoveries as a percentage of gross charge-offs for 1999 were 48.14% versus 154.05% for 1998.
     The Allowance for Loan Losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio.
Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms.
     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Impaired loans are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the sum of: a percentage of the balances of loans graded substandard plus the sum of the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies these potential default factors to the non-classified portion of the loan portfolio, additional reserves necessary because of loan growth are accounted for.
     Also in determining the level of Allowance for Loan Losses, management considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area. As the Bank's ratio of loans-to-deposits continues to increase, so does the potential for problem loans to occur at a rate uncommon to the Bank's historical loan loss basis given smaller loan-to-deposit ratios of the past.

Table 3, Activity in Allowance for Loan Losses, below presents an analysis of activity in the allowance for loan losses for the past five years.

  Table 3-
($ in thousands)                            Year Ended December 31,
Activity in Allowance for Loan Losses             1999    1998    1997    1996    1995
   Beginning Balance                             $3,530  $2,190  $3,083  $3,273  $3,077

Loans Charged Off:
   Real Estate                                      254      77     312      78     295
   Commercial, Financial, and Agricultural          213     121   1,631     392     103
   Individual and Others                             64      61     156      40      40
Total Charged Off                                   531     259   2,099     510     438

Loan Recoveries:
   Real Estate                                      210     356      22      24      98
   Commercial, Financial, and Agricultural           21      23     130     185     523
   Individual and Others                             25      20      29      21      13
Total Recoveries                                    256     399     181     230     634
   Net Loans Charged Off  (Recovered)               275    (140)  1,918     280    (196)
   Provision charged to
      Expense                                       900   1,200   1,025      90       0
Ending Balance                                   $4,155  $3,530  $2,190  $3,083  $3,273
                                            Year Ended December 31,
($ in thousands)                                  1999     1998     1997     1996     1995
Ending Balance
   Loans-Net                                   $215,286 $181,992 $149,165 $135,859 $107,593
Daily Average Loans                            $197,291 $163,321 $142,204 $119,802 $101,318
Ratio of Net Charge-Offs
   to Total Loans                                  0.13%   -0.08%    1.29%    0.21%   -0.18%
Ratio of Net Charge-Offs
   to Average Loans                                0.14%   -0.09%    1.35%    0.23%   -0.19%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 1999, 1998, 1997, 1996, and 1995:

($ in thousands)                                      1999    1998    1997    1996    1995
Real Estate                                           $974  $1,094    $636  $1,231  $2,052
Commercial, Financial, and Agricultural                393     287      95     667     415
Individual and Others                                   54      58     117      79      23
Unallocated                                          2,734   2,091   1,342   1,106     783
   Total Allowance                                  $4,155  $3,530  $2,190  $3,083  $3,273

Non-Performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Non-accrual loans at December 31, 1999 were $1.4 million compared with non-accraul loans of $730 thousand at December 31, 1998. At December 31, 1999 non-accrual loans were .65% of gross loans outstanding and 34.41% of the allowance for loan losses. The same ratios for December 31, 1998 were .40% and 20.68%, respectively. Loans past due 90 days and still accruing at December 31, 1999 and 1998 were $415 thousand and $242 thousand, respectively. Impaired loans having recorded investments of $4.7 million at December 31, 1999 compared to $3.7 million at December 31, 1998 have been recognized in conformity with SFAS No. 114 as amended by SFAS No.
118. The total Allowance for Loan Losses related to these loans was $1.4 million at December 31, 1999 and December 31, 1998. Interest received on impaired loans amounted to $474 thousand at December 31, 1999 compared to $430 thousand at December 31, 1998.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $19 thousand at December 31, 1999 and $73 thousand at December 31, 1998.

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

     The following table presents information on the amount of non-performing loans at December 31, 1999, 1998, 1997, 1996, and
1995:

($ in thousands)                1999      1998    1997    1996    1995
Non-accrual                     $1,430    $730    $285    $174    $527
Past due 90 days or more           415     242     364     395     441
Restructured and Impaired        4,723   3,685   2,965   3,826   3,073
                                $6,568  $4,657  $3,614  $4,395  $4,041

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

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management.
Capital can be increased by the retention of earnings and issuance of equity stock. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in Table 4, Capital Adequacy Ratios, the Company's ratios for the reporting periods exceed regulatory minimums.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations the Bank could pay dividends of approximately $3.7 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-

Capital Adequacy Ratios
In Thousands                    December 31,    December 31,
                                       1999            1998
Tier 1 Capital:
   Stockholders' Equity             $38,957         $36,397
Tier 2 Capital:
   Allowance for Loan Losses          2,505           2,147
      Total Capital                 $41,462         $38,544

Risk-Weighted Ratios:
   Tier 1 Capital                      19.6%           21.4%
   Total Capital                       20.9%           22.6%
Leverage Ratio                         11.3%           11.3%
Stockholders' Equity                   11.3%           11.1%
Regulatory Risk-Based Capitalization Requirements
                                                                      Significantly   Critically
                      Well            Adequately      Under           Under           Under
                      Capitalized     Capitalized     Capitalized     Capitalized     Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital             6.0%            4.0%          < 4.0%          < 3.0%
   Total Capital             10.0%            8.0%          < 8.0%          < 6.0%
Leverage Ratio                5.0%            4.0%          < 4.0%          < 3.0%         <= 2.0% tangible
                                                                                                   equity

Capital Expenditures

     The Bank continued to expand its branch office network with the opening of a second full-service office in Thibodaux, Lafourche Parish, Louisiana on March 15, 1999. Also, a full-service office is under constructuion in Donaldsonville, Ascension Parish, Louisiana, with an opening planned in the second quarter of 2000. When the new Donaldsonville office is open, the Bank will have in operation a total of nineteen full-service banking locations and one loan production office.

The Year 2000

     The Bank formed a Year 2000 committee to identify and provide for potential costs and uncertainties related to the Year 2000 date change. "Mission-critical" systems as well as business-resumption contingency plans were implemented and tested. The Year 2000 threshold was crossed with no problems encountered to date that effected significantly the Company's liquidity, capital resources, or results of operation. The Bank will remain vigilant for the remainder of the year 2000 for any undiscovered date-change problems. Costs expensed in 1999 related to the Year 2000 issue were not material.
     The discussion entitled "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Relief Act of 1995 (PSLRA). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict the total effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include: the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward-looking statements.

Table 5 -

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                     1999                    1998                     1997
                                                  AVERAGE INCOME/ YIELD/  AVERAGE INCOME/  YIELD/  AVERAGE INCOME/  YIELD/
                                                  BALANCE EXPENSE  RATE    BALANCE EXPENSE  RATE    BALANCE EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts               $5,679    $310  5.46%    $5,128    $221  4.30%    $2,753    $155  5.63%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements             10,107     498  4.93%    11,144     590  5.30%    11,872     641  5.40%

   Securities:
     Taxable                                       90,429   4,969  5.49%    97,988   5,710  5.83%   102,144   5,948  5.82%
     Non-Taxable*                                   9,460     780  8.25%    10,263     880  8.58%    10,134     873  8.61%
   Loans - Net                                    197,291  17,321  8.78%   163,321  15,147  9.27%   142,240  13,437  9.45%
       Total Earning Assets                       312,966  23,878  7.63%   287,844  22,548  7.83%   269,143  21,054  7.82%
   Allowance for Loan Losses                       (3,655)                  (2,928)                  (2,505)
   Nonearning Assets                               30,664                   27,629                   25,670
       Total Assets                              $339,975                 $312,545                 $292,308

Liabilities and Stockholders' Equity
   NOW Accounts                                   $23,938    $485  2.03%   $24,063    $502  2.09%   $25,572    $541  2.12%
   Savings Accounts                                32,150     812  2.53%    31,277     792  2.53%    32,082     811  2.53%
   Money Market Deposit Accounts                   64,252   2,181  3.39%    55,992   1,734  3.10%    49,738   1,401  2.82%
   Certificates of Deposits less than $100,000    107,658   4,827  4.48%    96,254   4,677  4.86%    87,017   4,368  5.02%
   Certificates of Deposits greater than $100,000  12,145     573  4.72%    11,531     561  4.87%    11,999     542  4.52%
      Total Interest Bearing Deposits             240,143   8,878  3.70%   219,117   8,266  3.77%   206,408   7,663  3.71%
   Other Borrowings                                 1,353      80  5.91%     1,094      69  6.31%       811      49  6.04%
      Total Interest Bearing Liabilities          241,496   8,958  3.71%   220,211   8,335  3.79%   207,219   7,712  3.72%
   Noninterest Bearing Deposits                    58,107                   54,161                   48,896
   Other Liabilities                                1,509                    1,443                    1,171
   Stockholders' Equity                            38,863                   36,730                   35,022
      Total Liabilities and Stockholders' Equity $339,975                 $312,545                 $292,308

Net Interest Income - Tax Equivalent Basis*       $14,920                  $14,213                  $13,342
Tax Equivalent Adjustment                            (265)                    (299)                    (297)
    Net Interest Income                           $14,655                  $13,914                  $13,045

Net Interest Income - Spread*                                      3.92%                    4.04%                    4.10%

Net Interest Income as a % of Total Earning Assets*                4.77%                    4.94%                    4.96%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -

INTEREST DIFFERENTIALS                            1999/1998                        1998/1997
In thousands                                    Change  due to    Total          Change  due to    Total
                                                Volume    Rate   Change          Volume    Rate   Change
Interest Earning Assets:
   Interest Bearing Deposit Accounts               $24     $65      $89            $134    ($68)     $66
   Federal Funds Sold                              (55)    (37)     (92)            (39)    (12)     (51)
   Securities:
      Taxable                                     (440)   (301)    (741)           (242)      4     (238)
      Non-Taxable*                                 (69)    (31)    (100)             11      (4)       7
   Loans                                         3,151    (977)   2,174           1,991    (281)   1,710
      Total Interest Income                      2,611  (1,281)   1,330           1,855    (361)   1,494

Interest Bearing Liabilities:
   NOW Accounts                                     (3)    (14)     (17)            (32)     (7)     (39)
   Savings Accounts                                 22      (2)      20             (20)      1      (19)
   Money Market Deposit Accounts                   256     191      447             176     157      333
   Certificates of Deposits less than $100,000     554    (404)     150             464    (155)     309
   Certificates of Deposits greater than $100,000   30     (18)      12             (21)     40       19
   Other Borrowings                                 16      (5)      11              17       3       20
      Total Interest Expense                       875    (252)     623             584      39      623
   Increase (Decrease) in
      Interest Differential                     $1,736 ($1,029)    $707          $1,271   ($400)    $871
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

     The financial statements as of December 31, 1999 and 1998, were audited by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 14, 2000

To the Shareholders
   and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

Hannis T. Bourgeois, L L P
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 1999 and 1998
In thousands                                                    1999            1998
Assets
   Cash and Due From Banks                                   $16,494         $12,126
   Interest Bearing Deposits in Other Banks                    1,529          10,629
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                         5,700          11,525
   Securities Available for Sale (Amortized Cost of $91,695
       and $98,588, respectively)                             90,608          99,510

   Loans                                                     215,286         181,992
      Less:  Allowance for Loan Losses                        (4,155)         (3,530)
   Loans, Net                                                211,131         178,462

   Bank Premises and Equipment                                12,598          11,997
   Other Real Estate                                              19              73
   Accrued Interest Receivable                                 2,007           2,133
   Other Assets                                                3,689           2,921
        Total Assets                                        $343,775        $329,376

Liabilities
   Deposits:
     Noninterest Bearing                                     $56,208         $58,406
     Interest Bearing                                        245,683         230,785
         Total Deposits                                      301,891         289,191

   Accrued Interest Payable                                      968             825
   Other Liabilities                                           1,950           1,560
        Total Liabilities                                    304,809         291,576

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                  7,500           7,500
   Surplus                                                     5,000           5,000
   Retained Earnings                                          28,745          26,111
   Accumulated Other Comprehensive Income                       (718)            609
   Treasury Stock - 334,140 and 328,922 shares at cost        (1,561)         (1,420)
        Total Stockholders' Equity                            38,966          37,800
        Total Liabilities and Stockholders' Equity          $343,775        $329,376

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 1999, 1998, and 1997
In thousands, except per share data                       1999         1998         1997
Interest Income
   Interest and Fees on Loans                          $17,321      $15,147      $13,437
   Interest on Securities:
      Taxable Interest                                   4,969        5,710        5,948
      Nontaxable Interest                                  515          581          576
         Total Interest on Securities                    5,484        6,291        6,524
   Other Interest Income                                   808          811          796

      Total Interest Income                             23,613       22,249       20,757

   Interest Expense on Deposits                          8,958        8,335        7,712
      Net Interest Income                               14,655       13,914       13,045

   Provision for Loan Losses                               900        1,200        1,025
      Net Interest Income After
         Provision for Loan Losses                      13,755       12,714       12,020

Other Income
   Service Charges on Deposit Accounts                   2,156        2,068        2,092
   Gain on Securities                                        2            5          190
   Gain on Purchased Assets                                986          609          607
   Other Operating Income                                1,116          956          851
      Total Other Income                                 4,260        3,638        3,740
      Income Before Other Expenses                      18,015       16,352       15,760

Other Expenses
   Salaries and Employee Benefits                        5,759        5,305        4,749
   Net Occupancy Expense                                 1,408        1,267        1,236
   Net ORE and Repossession Expense                         19           (9)        (180)
   Other Operating Expenses                              4,101        3,843        3,868
      Total Other Expenses                              11,287       10,406        9,673
       Income Before Income Taxes                        6,728        5,946        6,087
Applicable Income Taxes                                  2,159        1,885        2,050
      Net Income                                        $4,569       $4,061       $4,037

      Net Income Per Share                               $1.71        $1.51        $1.49

      Cash Dividends Per Share                           $0.73        $0.71        $0.63

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
for the years ended December 31, 1999, 1998, and 1997
                                                                       Accumulated
                                                                       Other                    Total
                                            Common           Retained  Comprehensive  Treasury  Stockholders'
In thousands                                Stock   Surplus  Earnings  Income         Stock     Equity
Balances, January 1, 1997                   $7,500  $5,000   $21,596   $64           ($625)     $33,535
Comprehensive Income:
   Net Income                                                  4,037                              4,037
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                               565                         565
        Less:  Reclassification Adjustments                            (190)                       (190)
            Total Comprehensive Income                                                            4,412
Treasury Stock Purchased                                                                (2)          (2)
Cash Dividends                                                (1,690)                            (1,690)
Balances, December 31, 1997                  7,500   5,000    23,943    439           (627)      36,255

Comprehensive Income:
   Net Income                                                  4,061                              4,061
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                               175                         175
        Less:  Reclassification Adjustments                              (5)                         (5)
            Total Comprehensive Income                                                            4,231
Treasury Stock Purchased                                                              (793)        (793)
Cash Dividends                                                (1,893)                            (1,893)
Balances, December 31, 1998                  7,500   5,000    26,111    609         (1,420)      37,800

Comprehensive Income:
   Net Income                                                  4,569                              4,569
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                            (1,325)                     (1,325)
        Less:  Reclassification Adjustments                              (2)                         (2)
            Total Comprehensive Income                                                            3,242
Treasury Stock Purchased                                                              (141)        (141)
Cash Dividends
                                                              (1,935)                            (1,935)
Balances, December 31, 1999                 $7,500  $5,000   $28,745  ($718)       ($1,561)     $38,966

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1999, 1998, and 1997
In thousands                                                             1999      1998      1997
Cash Flows From Operating Activities
  Net Income                                                           $4,569    $4,061    $4,037
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                           (986)     (609)     (607)
      Provision for Depreciation                                          943       828       762
      Provision for Loan Losses                                           900     1,200     1,025
      Net Amortization (Accretion) on Securities                         (191)     (261)     (149)
      Provision (Credit) for Deferred Income Taxes                       (302)     (435)      412
      (Gain) Loss on Sale of Other Real Estate and Repossessions           (3)       (6)     (304)
      (Gain) Loss on Sale of Equipment                                      0         0        (1)
      (Gain) Loss on Securities                                             2        (5)     (190)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                  126        43      (145)
      (Increase) Decrease in Other Assets                                 217      (386)     (363)
      Increase (Decrease) in Accrued Interest Payable                     143        48        84
      Increase (Decrease) in Other Liabilities                            (17)      (11)       54
        Net Cash Provided by Operating Activities                       5,401     4,467     4,615
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                 59,770    67,370    61,775
  Purchases of Securities Available for Sale                          (54,689)   51,485)  (64,041)
  Proceeds from Sale of Securities Available for Sale                   2,000         5       189
  Net (Increase) Decrease in Federal Funds Sold                         5,825       625     1,175
  Net (Increase) Decrease in Loans                                    (32,999)  (32,166)  (15,174)
  Proceeds from Sale of Other Real Estate and Repossessions               473        99       850
  Purchases of Premises and Equipment                                  (1,544)   (1,988)   (1,953)
    Net Cash Used in Investing Activities                             (21,164)  (17,540)  (17,179)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                1,633    18,019       476
  Net Increase (Decrease) in Certificates of Deposits                  11,067     7,515    12,477
  Proceeds from Other Borrowings                                          570         0       407
  Repayments of Amounts Borrowed                                         (175)     (142)        0
  Dividends Paid                                                       (1,922)   (1,886)   (1,625)
  Treasury Stock Purchased                                               (142)     (793)       (2)
    Net Cash Provided By Financing Activities                          11,031    22,713    11,733
Increase (Decrease) in Cash and Cash Equivalents                       (4,732)    9,640      (831)
Cash and Cash Equivalents - Beginning of Year                          22,755    13,115    13,946
Cash and Cash Equivalents - End of Year                               $18,023    22,755   $13,115

   Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 1999, 1998, and 1997
In thousands                                                             1999      1998      1997
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                 $2,525    $2,317    $1,536
   Interest Paid on Deposits                                           $8,815    $8,287    $7,628
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                     $416       $88      $556
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                   ($2,010)     $258      $568
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale           ($683)      $88      $193
Noncash Financing Activities:
   Dividends Declared and Not Paid                                       $494      $481      $473

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 1999, 1998, and 1997

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

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), and One American Agency, Inc. First American Agency, L.L.C. was formed in March, 1998 and One Amercian Agency, Inc. was liquidated in December, 1998. All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

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

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs, or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at December 31, 1999 or 1998.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At December 31, 1999, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,668,449 for the year ended December 31, 1999, 2,686,389 for the year ended December 31, 1998, and 2,703,230 for the year ended December 31, 1997.

     On April 22, 1998, the organization reduced the par value of its common shares from $5.00 to $2.50 per share to effect a 2 - for - 1 stock split issued May 8, 1998. The earnings per common share for the year ended December 31, 1997 has been retroactively restated for this stock split.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

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

     Recent Accounting Pronouncements - In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. SFAS No. 131 requires that financial information be reported on the same basis that it is reported internally for evaluating segment performance and allocating resources to segments. The adoption of this statement had no material effect on the financial statements as of December 31, 1999 or 1998.

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

NOTE B
Acquisitions

     On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana. Equity earnings from First American Agency, L.L.C. in the amount of $198 thousand and $54 thousand, respectively, are included in Other Income of the Company for the years ended December 31, 1999 and 1998. The net equity in First American Agency, L.L.C of $938 thousand and $639 thousand, respectively, is reflected in Other Assets in the Balance Sheet as of December 31, 1999 and 1998. As a result of this acquisition, the Company's Board of Directors voted to dissolve One American Agency, Inc. and its assets, which were insignificant, were merged into its Parent Company effective December 31, 1998.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 1999 and 1998, were approximately $4.4 million and $4.2 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 1999 and 1998 are summarized as follows:

                                                                  1999
                                                             Gross      Gross
                                              Amortized Unrealized Unrealized      Fair
($ in thousands)                                   Cost      Gains     Losses     Value
U. S. Treasury Securities                       $31,997         $1      ($188)  $31,810
Securities of Other U. S. Government Agencies    23,977          1       (249)   23,729
Mortgage-Backed Securities                       24,575         42       (718)   23,899
Obligations of State and Political Subdivisions   9,962        101        (77)    9,986
Equity Securities                                 1,184          0          0     1,184
   Totals                                       $91,695       $145    ($1,232)  $90,608

                                                                  1998
                                                             Gross      Gross
                                              Amortized Unrealized Unrealized      Fair
($ in thousands)                                   Cost      Gains     Losses     Value
U. S. Treasury Securities                       $36,017       $288        ($2)  $36,303
Securities of Other U. S. Government Agencies    35,888        109        (44)   35,953
Mortgage-Backed Securities                       15,607        200        (11)   15,796
Obligations of State and Political Subdivisions  10,118        382          0    10,500
Equity Securities                                   958          0          0       958
   Totals                                       $98,588       $979       ($57)  $99,510

     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 1999.
Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.


($ in thousands)                Amortized       Fair    Average
                                     Cost      Value      Yield
U. S. Treasury Securities
   Within 1 Year                  $16,014    $15,989       5.40%
   After 1 but Within 5 Years      15,983     15,821       5.36%
   After 5 but Within 10 Years          0          0       0.00%
   After 10 Years                       0          0       0.00%
                                   31,997     31,810       5.38%

Securities of Other U. S. Government Agencies
   Within 1 Year                   14,003     13,913       5.56%
   After 1 but Within 5 Years       9,974      9,816       5.73%
   After 5 but Within 10 Years          0          0       0.00%
   After 10 Years                       0          0       0.00%
                                   23,977     23,729       5.63%

Mortgage-Backed Securities
   Within 1 Year                        6          7       9.49%
   After 1 but Within 5 Years      13,735     13,326       5.46%
   After 5 but Within 10 Years      8,926      8,669       6.30%
   After 10 Years                   1,908      1,897       6.12%
                                   24,575     23,899       5.82%

Obligations of State and Political Subdivisions
   Within 1 Year                    2,334      2,349       8.78%
   After 1 but Within 5 Years       3,860      3,901       7.58%
   After 5 but Within 10 Years      3,548      3,516       6.94%
   After 10 Years                     220        220       8.22%
                                    9,962      9,986       7.65%

Equity Securities                   1,184      1,184       5.18%

      Totals                      $91,695    $90,608       5.81%

* Tax Equivalent Basis - 34%

     Securities available for sale with a carrying amount of $29.7 million and $42.1 million at December 31, 1999 and 1998, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas and First National Bankers Bankshares stock which are included in Equity Securities and are reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $1.2 million and $958 thousand, which approximates fair value, at December 31, 1999 and 1998, respectively. At December 31, 1999, $1.1 million of Federal Home Loan Bank of Dallas stock was pledged to secure advances from the Federal Home Loan Bank.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 1999, 1998, and 1997 are as follows:

($ in thousands)                1999       1998       1997
Realized gains                    $2         $5       $190
Realized losses                    0          0          0
                                  $2         $5       $190

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 1999 and 1998, is as follows:

($ in thousands)                              1999            1998
Commercial, Financial, and Agricultural    $16,223         $17,526
Real Estate - Construction                  16,647           1,334
Real Estate - Mortgage                     165,973         144,815
Individuals                                 15,974          15,120
All Other Loans                                469           3,199
Total Loans                                215,286         181,994
Unearned Income                                  0              (2)
   Total Loans, net of Unearned Income    $215,286        $181,992

     Impaired loans having recorded investments of $6.1 million at December 31, 1999 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during the year ended December 31, 1999 was approximately $5.3 million. Impaired loans at December 31, 1998 were $4.4 million. The allowance for loan losses related to these loans was $1.4 million at December 31, 1999 and December 31, 1998.
Interest received on impaired loans amounted to $474 thousand and $430 thousand at December 31, 1999 and 1998, respectively. All non-accrual loans were considered impaired at December 31, 1999 and 1998.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 1999 and 1998, are as follows:

($ in thousands)                              1999            1998
Balance - Beginning of Year                 $5,671          $5,068
New Loans                                      804           3,492

Repayments                                  (2,690)         (2,889)
Balance - End of Year                        3,785           5,671

Maximum Balance During the Year             $5,900          $5,671

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

($ in thousands)                          1999    1998    1997
Balance - Beginning of Year             $3,530  $2,190  $3,083
   Current Provision from Income           900   1,200   1,025
   Recoveries on Loans Charged-Off         256     398     181
   Loans Charged-Off                      (531)   (258) (2,099)
Balance - End of Year                   $4,155  $3,530  $2,190

Ratio of Allowance for Loan Losses to
   Impaired Loans at End of Year         67.54%  79.95%  67.39%

Ratio of Allowance for Loan Losses to Loans
   Outstanding at End of Year             1.93%   1.94%   1.47%

Ratio of Net Loans Charged-Off to
   Loans Outstanding at End of Year       0.13%  -0.08%   1.29%

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related accumulated depreciation at December 31, 1999 and 1998, are as follows:

($ in thousands)                          1999       1998
Land                                    $3,483     $3,303
Bank Premises                           10,662      9,173
Furniture and Equipment                  6,820      6,959
                                        20,965     19,435
Accumulated Depreciation                (8,367)    (7,438)
                                       $12,598    $11,997

     Depreciation charged to operating expenses for the three years ended December 31, 1999, 1998, and 1997, respectively, was $943 thousand, $828 thousand, and $762 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 1999 and 1998:

($ in thousands)                           1999       1998
Non-interest Bearing Accounts           $56,208    $58,406
NOW and Super NOW  Accounts              21,519     26,716
Insured Money Market Accounts            69,667     60,647
Savings Accounts                         31,628     31,847
Certificates of Deposit over $100,000    18,275     15,157
Other Certificates of Deposit           104,594     96,418
   Total Deposits                      $301,891   $289,191


     Following is a detail of certificate of deposit maturities as of December 31, 1999:

Certificates of Deposit Maturities
($ in thousands)
    December 31, 2000                   $93,174
    December 31, 2001                    26,088
    December 31, 2002                     1,448
    December 31, 2003                     2,106
    December 31, 2004 & After                53
      Total Certificates of Deposit    $122,869

     Interest expense on Certificates of Deposit over $100
thousand at December 31, 1999, 1998, and 1997, amounted to $573 thousand, $561 thousand and $542 thousand, respectively.
     Public Fund deposits at December 31, 1999 and 1998, were
$13.1 million and $16.8 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Stockholders' Equity of the Company includes the undistributed earnings of the Bank. Dividends are paid by the Company from its assets which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Louisiana statutes require approval to pay dividends in excess of a state bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 2000, the Bank had retained earnings of $16.9 million of which $3.7 million was available for distribution without prior regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios. As detailed below, as of December 31, 1999 and 1998, the Company met all of the capital adequacy requirements to which it is subject.

     As of December 31, 1999 and 1998, the Company was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

     Following is a summary of capital levels at December 31, 1999 and 1998:

                                                                       To Be Well
                                                                       Capitalized
                                                                       Under
                                                         Required for  Prompt
                                                         Capital       Corrective
                                                Actual   Adequacy      Actions
As of December 31, 1999                         Ratios   Purposes      Provision
Total Capital (to Risk Weighted Assets)         20.90%   8.00%         10.00%
Tier 1 Capital (to Risk Weighted Assets)        19.60%   4.00%          6.00%
Tier 1 Leveraged Capital (to Average Assets)    11.26%   4.00%          5.00%

As of December 31, 1998

Total Capital (to Risk Weighted Assets)          22.64%  8.00%         10.00%
Tier 1 Capital (to Risk Weighted Assets)         21.38%  4.00%          6.00%
Tier 1 Leveraged Capital (to Average Assets)     11.26%  4.00%          5.00%

     Under current regulations, the Bank is limited in the amount it may loan to its Parent. Loans to the Parent may not exceed
10% of the Bank's capital and surplus. There were no loans outstanding at December 31, 1999 and 1998.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plan's assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 1999 or 1998.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. The majority of the plan's assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 1999 and 1998.

($ in thousands)                                          1999    1998
Change in Benefit Obligation:
  Benefit Obligation at Beginning of Year               $7,335  $6,146
  Service Cost                                             448     380
  Interest Cost                                            499     441
  Plan Participants' Contributions                           0       0
  Actuarial (Gain)/Loss                                    (944)   558
  Benefits Paid                                           (226)   (190)
  Benefit Obligation at End of Year                     $7,112  $7,335

Change in Plan Assets:
  Fair Value of Plan Assets at Beginning of Year        $7,135  $6,204
  Actual return on Plan Assets                             752   1,026
  Employer Contributions                                     0     110
  Plan Participant's Contributions                           0       0
  Benefits and Expenses Paid                              (226)   (205)
  Fair Value of Plan Assets at End of Year              $7,661  $7,135

  Funded Status                                           $549   ($200)
  Unrecognized Net Actuarial Loss (Gain)                  (635)    431
  Unrecognized transaction obligation (asset)             (310)   (354)
  Unrecognized Prior Service Cost                          132     156
  Prepaid (Accrued) Benefit Cost                         ($264)    $33

     Assumptions used in the determination of pension plan information consisted of the following:

                                                          1999    1998
Discount Rate                                             7.75%   6.75%
Rate of Increase in Compensation Levels                   5.50%   5.50%
Expected Long-Term Rate of Return
   on Plan Assets                                         9.00%   9.00%

     Net pension expense for 1999, 1998, and 1997 included the following components:

 ($ in thousands)                                         1999    1998    1997
Service Cost                                              $448    $379    $268
Interest Cost                                              499     441     376
Expected Return on Assets                                 (630)   (547)   (474)
Amortization of Prior Service Cost                          25      25      25
Transition (Asset)/Obligation Recognition                  (44)    (44)    (44)
Net Periodic Benefit Cost                                 $298    $254    $151

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $607 thousand, $582 thousand, and $548 thousand for the years ended December 31, 1999 , 1998, and 1997 respectively. The Bank had set aside reserves in the amount of $665 thousand for payment of unreported claims with dates of service through December 31, 1999.

NOTE K
Other Operating Expenses

     The analysis of other operating expenses for the years ended
December 31, 1999, 1998, and 1997, are as follows:

($ in thousands)                                1999    1998    1997
Advertising and Public Relations                $320    $390    $301
Armored Courier Service                          170     165     131
Director Fees                                    229     218     263
Equipment Expense                              1,158   1,058     929
Insurance                                        118     130     118
Legal and Professional                           319     266     506
Postage and Shipping                             210     180     180
Regulatory Assessments                            90      83      67
Service Charges-Other Institutions               411     276     274
Stationery, Printing, and Supplies               363     372     356
Telephone                                        309     304     295
Other                                            404     401     448
                                              $4,101  $3,843  $3,868

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.1 million for 1999, $1.9 million for 1998, and $2.0 million for 1997. The provisions represent effective tax rates of 32% for 1999, 32% for 1998, and 33% for 1997. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.

($ in thousands)                          1999    1998    1997
Income Taxes Based on Statutory Rates -
   34% for periods shown                $2,288  $2,022  $2,069
Tax Exempt Income                         (174)   (198)   (196)
Other - Net                                 45      61     177
                                        $2,159  $1,885  $2,050

     The components of consolidated income tax expense (benefits) are:

($ in thousands)                          1999    1998    1997
Provision for Current Taxes             $2,461  $2,320  $1,638
Provision (Credit) for Deferred Taxes     (302)   (435)    412
                                        $2,159  $1,885  $2,050

     A deferred income tax asset of $1.3 million and $370 thousand is included in other assets at December 31, 1999 and 1998, respectively. The deferred tax provision (credit) consists of the following timing differences:

($ in thousands)                                      1999    1998    1997
Stock Dividends Received                               $38      $0      $0
Depreciation Expense for Tax Reporting
   in Excess of Amount for Financial Reporting          (5)     10      (3)
Provision for Loan Losses for Financial
    Reporting in Excess of Amount for
    Tax Reporting                                      (281)  (391)    427
Accretion Income for Financial Reporting
   in Excess of Tax Reporting                             1     (6)     14
Increase (Decrease) in Insurance Reserve                 31    (33)    (10)
Increase (Decrease) in Prepaid Pension                  (86)   (15)    (16)

                                                      ($302) ($435)   $412

     The net deferred tax asset consists of the following components at December 31, 1999 and 1998:

($ in thousands)                                       1999      1998
Stock Dividends                                        ($38)       $0
Depreciation                                           (351)     (356)
Provision for Loan Losses                             1,238       957
Accretion Income                                        (30)      (29)
Insurance Reserve                                       180       211
Prepaid Pension                                         (11)      (97)
Unrealized (Gain) Loss on Securities
   Available for Sale                                   370      (316)
   Total Deferred Tax Asset                          $1,358      $370

NOTE M
Borrowings

     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit available with Federal Home Loan Bank of Dallas amounts to approximately $22.6 million at December 31, 1999. This amount is computed based on the Bank's investment in Federal Home Loan Bank stock less current advances, not to exceed 65% of the Bank's outstanding 1-4 family mortgage loans. The agreement provides for interest based upon the federal funds rate on outstanding balances for short term purposes and a certain spread above the treasury yield curve for longer term advances. Drawings on the line included in other liabilities, were $1.4 million and $1.0 million at December 31, 1999 and 1998 respectively. The line is collateralized by a blanket lien on 1-4 family mortgage loans. Maturities are due on these advances are as follows:

(in thousands)
December 31,
2000                         $188
2001                          199
2002                          211
2003                          224
2004 and thereafter           599
                           $1,421

     The Bank also maintains open lines of credit with two correspondents to assist in maintaining short-term liquidity.
The agreements provide for interest based upon the federal funds rate on outstanding balances. These lines totaling $5.0 million and $4.5 million were unfunded at December 31, 1999 and December 31, 1998. Additionally, during 1999 the Bank established a borrowing facility with the Federal Reserve Discount Window. Any drawings on the line would be collateralized by the Bank's securities portfolio. The line was unfunded at December 31, 1999.

NOTE N
Commitments

     The Bank has entered into lesing agreements for a building which will house one of its full service branches and First American Agency, L.L.C. The leases, which are treated as operating leases, begin February 1, 2000 and expire January 31, 2015 with two five year renewal options. Future minimum rental payments required under these operating leases follow:

(in thousands)
December 31,
2000                       $81
2001                        93
2002                        99
2003                        99
2004 and thereafter      1,330
                        $1,702

NOTE O
Off-Balance Sheet Instruments

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees, and letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Balance Sheets.
     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments.
     In the normal course of business the Company has made commitments to extend credit of $22.1 million at December 31, 1999. This amount includes unfunded commitments aggregating $21.7 million and letters of credit of $404 thousand.

NOTE P
Concentrations of Credit

     The Bank's business activities are with customers in the Bank's market area, which consists primarily of the southeast region of the State of Louisiana. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are shown in Note E. Most of the Bank's credits are to individuals and small businesses secured by real estate. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limits. Included in Cash and Due From Banks, Federal Funds Sold, and Interest Bearing Deposits in Other Banks are amounts deposited in various institutions in excess of federally insured limits.

NOTE Q
Fair Value of Financial Instruments

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

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit were considered insignificant.

     The estimated approximate fair values of the Bank's financial instruments as of December 31, 1999 and 1998 are as follows:


($ in thousands)                         1999                    1998
                                         Carrying                Carrying
Financial Assets:                        Amount  Fair Value      Amount  Fair Value
   Cash and
      Short-Term Investments            $23,723     $23,723     $34,280     $34,280
   Securities                            90,608      90,608      99,510      99,510
   Loans - Net                          211,131     209,839     178,462     181,865
                                       $325,462    $324,170    $312,252    $315,655

Financial Liabilities:
   Deposits                            $301,891    $296,456    $289,191    $286,807
   Other Borrowings                       1,421       1,386       1,026       1,070
                                       $303,312    $297,842    $290,217    $287,877

Note R
Litigation and Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability from such proceedings would not have a material adverse effect on the Company's financial statements.

Note S
Parent Company Financial Statements

     The financial statements for One American Corp. (Parent
Company Only) are presented below:

BALANCE SHEETS
December 31, 1999 and 1998

($ in thousands)                                          1999         1998
Assets
   Cash                                                 $2,563       $2,136
   Income Tax Receivable                                   140           99
   Investment in Subsidiary                             36,926       36,168
         Total Assets                                   39,629       38,403

Liabilities
   Accrued Dividend Payable                                494          481
   Payables to Subsidiary                                  169          122
                                                           663          603

Stockholders' Equity
   Common Stock                                          7,500        7,500
   Surplus                                               5,000        5,000
   Retained Earnings                                    28,027       26,720
   Treasury Stock - 334,140 and 328,922 shares at cost  (1,561)      (1,420)
   Total Stockholders' Equity                           38,966       37,800
        Total Liabilities and Stockholders' Equity     $39,629      $38,403

STATEMENTS OF INCOME
for the years ended December 31, 1999, 1998, and 1997
($ in thousands)                                          1999    1998    1997
Income
   Interest Income                                         $57     $46     $44
   Dividends from Subsidiaries                           2,475   2,487   2,025
         Total Income                                    2,532   2,533   2,069

Expenses
   Operating Expenses                                       42      86      52
       Total Expenses                                       42      86      52

Income before Income Taxes and Equity in
   Undistributed Net Income of Subsidiaries              2,490   2,447   2,017

Income Tax Expense (Benefit)                                 5     (13)     (3)

Income before Equity in Undistributed
   Net Income of Subsidiaries                            2,485   2,460   2,020

Equity in Undistributed Net Income of Subsidiaries       2,084   1,601   2,017

     Net Income                                         $4,569  $4,061  $4,037

STATEMENTS OF CASH FLOWS
for the years ended December 31, 1999, 1998, and 1997
($ in thousands)                                                   1999     1998    1997
Cash Flows From Operating Activities:
   Net Income                                                    $4,569   $4,061  $4,037
   Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
         Equity in Undistributed Net Income of Subsidiaries      (2,084)  (1,601) (2,017)
         Changes in Assets and Liabilities:
            Increase (Decrease) in Payables to Subsidiaries          47       80     (93)
            (Increase) Decrease in Receivables from Subsidiaries      0       20      (2)
            (Increase) Decrease in Income Tax Receivables           (41)     (87)    110
      Net Cash Provided by Operating Activities                   2,491    2,473   2,035

Cash Flows From Investing Activities:
   Proceeds From Liquidation of One
     American  Agency                                                 0      235       0
      Net Cash Provided by Investing Activities                       0      235       0

Cash Flows From Financing Activities:
   Treasury Stock Purchased                                        (142)    (793)     (2)
   Dividends Paid                                                (1,922)  (1,886) (1,625)
      Net Cash Used in Financing Activities                      (2,064)  (2,679) (1,627)

Net Increase in Cash                                                427       29     408
Cash - Beginning of Year                                          2,136    2,107   1,699
Cash - End of Year                                               $2,563   $2,136  $2,107

Noncash Financing Activities:
   Dividends Declared and Not Paid                                 $494     $481    $472

   Change in Unrealized Gain (Loss) on Securities Available
      For Sale, Net                                             ($1,327)    $170    $375

Item 9.   Disagreements on Accounting and Financial Disclosures

     Not Applicable.

                            Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 2000 Annual
Meeting of Stockholders and is incorporated herein by reference.

                             Part IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on
Form 8-K

(a)  Financial Statements

                    1.   The financial statements of One American
               Corp. in the Company's 1999 Form 10-K are incorporated by reference in Item 8.

                    2.   Other financial statement schedules are
               either omitted because they are inapplicable or included in the financial statements or related notes.


(b)  Reports on Form 8-K

               There were no Forms 8-K filed in the quarter ended
          December 31, 1999.

(c)  Exhibits

                    3. Articles of Incorporation and by-laws of One American Corp. are incorporated by reference to the Company's Registration Statement on Form S-14 filed October 29, 1982, with the Securities and Exchange Commission.

                    22.  Subsidiaries of the Registrant
                               First American Bank and Trust, incorporated under the laws of the State of Louisiana.

                    23.  Definitive Proxy Statement for the 2000
                         Annual Meeting of Stockholders' of One American
                         Corp.

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

                                             ONE AMERICAN CORP.

                                             /s/ Frank J. Bourgeois
                                             Frank J. Bourgeois
                                             President

                                             Dated  March 9, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 9, 2000:

/s/ Frank J. Bourgeois, President (principal executive, financial, and accounting officer) and Director
Frank J. Bourgeois

/s/ Craig G. Brazan, Director
Craig G. Brazan

/s/ Michael J. Cazenave, Director
Michael J. Cazenave

/s/ Steven G. Cazenave, Director
Steven G. Cazenave

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

/s/ Debra Dufresne Vial, Director
Debra Dufresne Vial

/s/ Craig A. Vitrano, M.D., Director
Craig A. Vitrano, M.D.

/s/ Albert J. Waguespack, Director
Albert J. Waguespack