Form 10-Q
period 2000-03-31
ONE AMERICAN CORP
filed 2000-05-12
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the

Quarter Ended March 31, 2000          Commission File Number: 0-12437



                       One American Corp.
     (Exact name of registrant as specified in its charter)


Louisiana                            72-0948181
(State or other jurisdiction of      (IRS Employer
                                     Identification No.)
Incorporation of Organization)

 2785 LA Hwy. 20 West
 P. O. Box 550
 Vacherie, Louisiana                 70090-0550
(Address of principal executive      (Zip Code)
offices)

 Registrant's Telephone Number, including area code:  (225) 265-2265

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

Common stock $2.50 Par Value, 2,651,883 shares outstanding as of May 12, 2000.

Form 10-Q Index
                          Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
March 31, 2000, December 31, 1999, and March 31, 1999           3

Consolidated Statements of Income
for the three month periods ended March 31, 2000 and 1999       4

Consolidated Statements of Changes in Stockholders' Equity
for the three months ended March 31, 2000 and 1999              5

Consolidated Statements of Cash Flows
for the three months ended March 31, 2000 and 1999              6

Notes to Consolidated Financial Statements                      8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                      12

Average Balance Sheets and Interest Rate Analysis
for the three months ended March 31, 2000, December 31,
1999,
and March 31, 1999                                             24

Interest Differentials
for the three months ended March 31, 2000, December 31,
1999,
and March 31, 1999                                             25
                          Part II
Other Information

Legal Proceedings                                              26

Submission of Matters to a Vote of Security Holders            26

Other Information                                              26

Exhibits and Reports on Form 8-K                               26

Management's Responsibility for Financial Reporting            27

Review by Independent Public Accountant                        28

Signatures                                                     29

Consolidated Balance Sheets                                              Unaudited              Unaudited
One American Corp. and Subsidiaries                                      March 31,  December 31 March 31,
In thousands                                                             2000       1999        1999
Assets
   Cash and Due From Banks                                               $12,759    $16,494    $12,399
   Interest Bearing Deposits in Other Banks                                1,546      1,529     10,548
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                    11,325      5,700     13,725
   Securities Available for Sale (Amortized Cost of $95,019, $91,695,
       and $99,003, respectively)                                         93,816     90,608     99,517

   Loans                                                                 224,446    215,286    186,523
      Less:  Allowance for Loan Losses                                    (3,850)    (4,155)    (3,326)
   Loans, Net                                                            220,596    211,131    183,197

   Bank Premises and Equipment                                            13,368     12,598     12,238
   Other Real Estate                                                          19         19        249
   Accrued Interest Receivable                                             2,060      2,007      1,900
   Other Assets                                                            3,481      3,689      2,942
        Total Assets                                                    $358,970   $343,775   $336,715

Liabilities
   Deposits:
     Noninterest Bearing                                                 $59,516    $56,208    $58,255
     Interest Bearing                                                    256,404    245,683    237,509
         Total Deposits                                                  315,920    301,891    295,764

   Accrued Interest Payable                                                1,068        968        855
   Other Liabilities                                                       2,525      1,950      1,992
        Total Liabilities                                                319,513    304,809    298,611

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                              7,500      7,500      7,500
   Surplus                                                                 5,000      5,000      5,000
   Retained Earnings                                                      29,702     28,745     26,712
   Accumulated Other Comprehensive Income                                   (794)      (718)       339
   Treasury Stock - 348,081, 334,140 and 329,924 shares at cost           (1,951)    (1,561)    (1,447)
        Total Stockholders' Equity                                        39,457     38,966     38,104
        Total Liabilities and Stockholders' Equity                      $358,970   $343,775   $336,715

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 2000 and 1999                    Unaudited  Unaudited
In thousands, except per share data                                         2000       1999
Interest Income
   Interest and Fees on Loans                                             $4,786     $3,975
   Interest on Securities:
      Taxable Interest                                                     1,196      1,242
      Nontaxable Interest                                                    122        138
         Total Interest on Securities                                      1,318      1,380
   Other Interest Income                                                     199        266

      Total Interest Income                                                6,303      5,621

   Interest Expense on Deposits                                            2,513      2,125
      Net Interest Income                                                  3,790      3,496

Provision for Loan Losses                                                    150        225
   Net Interest Income After
      Provision for Loan Losses                                            3,640      3,271

Other Income
   Service Charges on Deposit Accounts                                       533        498
   Gain on Securities                                                          7          0
   Gain on Purchased Assets                                                  366         62
   Other Operating Income                                                    365        278
      Total Other Income                                                   1,271        838
      Income Before Other Expenses                                         4,911      4,109

Other Expenses
   Salaries and Employee Benefits                                          1,400      1,262
   Net Occupancy Expense                                                     394        326
   Net ORE and Repossession Expense                                           (4)        18
   Other Operating Expenses                                                  971        898
      Total Other Expenses                                                 2,761      2,504
       Income Before Income Taxes                                          2,150      1,605
Applicable Income Taxes                                                      703        523
      Net Income                                                          $1,447     $1,082

      Net Income Per Share                                                 $0.54      $0.41

      Cash Dividends Per Share                                             $0.19      $0.18

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 2000 and 1999
Unaudited                                                                         Accumulated
                                                                                  Other                    Total
                                                 Common                Retained   Comprehensive Treasury   Stockholders'
In thousands                                     Stock      Surplus    Earnings   Income        Stock      Equity

Balances, January 1, 2000                        $7,500     $5,000    $28,745    $(718)        $(1,561)   $38,966

Comprehensive Income:
   Net Income                                                           1,447                               1,447
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                          (69)                       (69)
Less:  Reclassification Adjustments                                                 (7)                        (7)
            Total Comprehensive Income                                                                      1,371

Treasury Stock Purchased                                                                          (390)      (390)
Cash Dividends                                                           (490)                               (490)
Balances, March 31, 2000                          7,500      5,000     29,702     (794)         (1,951)    39,457
Balances, January 1, 1999                         7,500      5,000     26,111      609          (1,420)    37,800

Comprehensive Income:
   Net Income                                                           1,082                               1,082
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                         (270)                      (270)
            Total Comprehensive Income                                                                        812

Treasury Stock Purchased                                                                           (27)       (27)
Cash Dividends                                                           (481)                               (481)
Balances, March 31, 1999                          $7,500    $5,000    $26,712     $339         $(1,447)   $38,104

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2000 and 1999                    Unaudited  Unaudited
In thousands                                                                2000       1999
Cash Flows From Operating Activities
  Net Income                                                              $1,447     $1,082
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                              (366)       (62)
      Provision for Depreciation                                             234        226
      Provision for Loan Losses                                              150        225
      Net Amortization (Accretion) on Securities                              (8)       (21)
      Provision (Credit) for Deferred Income Taxes                            99         76
      (Gain) Loss on Sale of Other Real Estate and Repossessions               0         (3)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                     (53)       233
      (Increase) Decrease in Other Assets                                    149         42
      Increase (Decrease) in Accrued Interest Payable                        100         30
      Increase (Decrease) in Other Liabilities                               630        467
        Net Cash Provided by Operating Activities                          2,382      2,295
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                     9,076     19,685
  Purchases of Securities Available for Sale                             (12,392)   (20,079)
  Proceeds from Sale of Securities Available for Sale                          0          0
  Net (Increase) Decrease in Federal Funds Sold                           (5,625)    (2,200)
  Net (Increase) Decrease in Loans                                        (9,249)    (5,128)
  Proceeds from Sale of Other Real Estate and Repossessions                    0         57
  Purchases of Premises and Equipment                                     (1,005)      (467)
    Net Cash Used in Investing Activities                                (19,195)    (8,132)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   6,423      2,366
  Net Increase (Decrease) in Certificates of Deposits                      7,607      4,207
  Proceeds from Other Borrowings                                               0          0
  Repayments of Amounts Borrowed                                             (51)       (36)
  Dividends Paid                                                            (494)      (481)
  Treasury Stock Purchased                                                  (390)       (27)
    Net Cash Provided By Financing Activities                             13,095      6,029
Increase (Decrease) in Cash and Cash Equivalents                          (3,718)       192
Cash and Cash Equivalents - Beginning of Period                           18,023     22,755
Cash and Cash Equivalents - End of Period                                $14,305    $22,947

   Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2000 and 1999                    Unaudited  Unaudited
In thousands                                                                2000       1999
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                        $0         $0
   Interest Paid on Deposits                                              $2,413     $2,095
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                          $0       $230
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                         ($76)     ($408)
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale               ($26)     ($139)
Noncash Financing Activities:
   Dividends Declared and Not Paid                                          $490       $481

The accompanying notes are an integral part of these financial statements.

           Notes to Consolidated Financial Statements
                         March 31, 2000
                          (UNAUDITED)

Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp.
(the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and the Bank's wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), are those which are generally practiced within the banking industry. The methods of applying those principles conform to generally accepted accounting principles and have been applied on a consistent basis. The principles that significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the three-month period ended March 31, 2000 are not an indication of the expected results for the annual period that ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1999.

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the
Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and the Bank's wholly-owned subsidiary, First American Agency, L.L.C. (the Agency). All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

     Estimates - The preparation of financial statements that conform to generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local conditions in the area. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgement about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at March 31, 2000 or 1999.

     Loans - Loans are stated at principal amounts outstanding, less unearned income and allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Interest income is subsequently recognized only to the extent cash payments are received. The Bank classifies loans as impaired if, based on current information and events, it is possible that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is based on the present value of the expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or based on the fair value of the collateral if the loan is collateral-dependent.

     Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examination by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
     The allowance for loan losses is based on estimates of potential future losses. Actual losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that the collectability of the principal is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At March 31, 2000 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,655,761 and 2,670,425 for the three months ended March 31, 2000 and 1999, respectively.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest bearing deposits in other banks.

     Comprehensive Income - Components of comprehensive income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders Equity for all periods presented.

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                         March 31, 2000


     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month periods ending March 31, 2000 and 1999. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report on Form 10-K.

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

First Quarter in Review

     For the first quarter of 2000, net income was $1.4 million compared to $1.1 million for the same quarter of 1999. Increases in net interest income and other non-interest income of $294 thousand and $433 thousand respectively were offset by a $257 thousand increase in non-interest expenses. Earnings per common share were $0.54 and $0.41 for the first quarters of 2000 and 1999, respectively. Return on average assets on an annualized basis was 1.64% for the current quarter, and 1.31% for the same quarter of 1999. Cash dividends were $.185 per share for the current quarter and $.180 per share for the same quarter of 1999.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $3.9 million, $286 thousand greater than that of the first quarter of 1999. The net interest margin
(FTE) was 4.75% for the current quarter and 4.77% for the same quarter of 1999.
     During the first quarter of 2000, in comparison with the same quarter of 1999, average loans outstanding increased $36.0 million or 19.7% to $219.0 million. Average total deposits for the current quarter increased $19.7 million or 6.8% to $310.1 million when compared to the average total deposits for the same quarter of 1999. Average total assets for the current quarter increased $22.7 million or 6.9% to $352.9 million when compared to the total average assets of the first quarter of 1999.

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

     Net interest income (FTE) for the current quarter of 2000 was $3.9 million, 8.0% greater than the same quarter of 1999. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $782 thousand in interest income when comparing the first quarter of 2000 to the first quarter of 1999.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2000, average earning assets were $326.0 million, an increase of $22.4 million or 7.4% over the first quarter of 1999. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's strategy continues to increase the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities. The Bank's primary market area currently enjoys a strong economic climate that provides good lending opportunities. For the quarter ended March 31, 2000 the loan portfolio grew $8.0 million or 3.8%. During the first quarter of 1999, the loan portfolio grew $4.0 million or 2.2%. However, there is no guarantee that either similar levels of growth or the current strong economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest bearing liabilities with the largest growth in certificates of deposit and money market accounts. The Bank also benefited from an increase in volume of non-interest bearing deposits, even though its relationship as a percentage of total deposits decreased slightly. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the current quarter of 2000, the average yield on earning assets was 7.85% while the average cost of interest bearing liabilities was 4.00%, producing a net interest spread
(FTE) of 3.85%. The net interest margin (FTE) was 4.75% for the current quarter of 2000. In comparison, the net interest margin
(FTE) for the same quarter of 1999 was 4.77%. The cost of interest-bearing liabilities during the first quarter of 1999 was 3.67%, while the yield on average earning assets was 7.61%, producing a net interest spread of 3.94%.

     The table of Average Balance Sheets and Interest Rate Analysis for the quarterly periods ended March 31, 2000, December 31, 1999, and March 31, 1999 and the corresponding table of Interest Differentials detail the effects that changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods analyzed.

Average Earning Asset Structure                                 First                  Fourth                 First
In thousands                                                  Quarter 2000           Quarter 1999           Quarter 1999
                                                                          % of                   % of                     % of
                                                             Average     Earning    Average     Earning     Average      Earning
                                                             Balances    Assets     Balances    Assets      Balances     Assets

Interest Bearing Deposits                                    $2,898       0.89%     $3,418       1.08%      $9,922        3.27%
Federal Funds Sold                                           11,092       3.40%     10,582       3.34%      12,859        4.24%
Securities
  Taxable                                                    83,677      25.56%     82,189      25.93%      88,046       29.00%
  Non-Taxable                                                 9,327       2.86%      9,747       3.07%       9,731        3.20%
Loans - Net                                                 219,049      67.18%    211,048      66.58%     183,078       60.30%
    Total Average Earning Assets                           $326,043     100.00%   $316,984     100.00%    $303,636      100.00%

Average Deposit Structure                                       First                  Fourth                 First
In thousands                                                  Quarter 2000           Quarter 1999           Quarter 1999
                                                             Average      % of      Average      % of       Average       % of
                                                             Balances    Deposits   Balances    Deposits    Balances     Deposits

Noninterest Bearing Deposits                                $58,817      18.97%    $58,977      19.37%      $57,450      19.78%
NOW Accounts                                                 22,912       7.39%     21,993       7.26%       26,566       9.15%
Savings Accounts                                             32,193      10.38%     31,996      10.56%       31,979      11.01%
Money Market Deposit Accounts                                69,544      22.42%     67,185      22.18%       61,648      21.22%
Certificates of Deposits less than $100,000                 114,359      36.82%    111,140      36.69%      100,975      34.76%
   Total Average Core Deposits                              297,825      95.98%    291,291      96.17%      278,618      95.92%
Certificates of Deposits greater than $100,000               12,307       3.97%     11,600       3.83%       11,854       4.08%
   Total Average Deposits                                  $310,132     100.00%   $302,891     100.00%     $290,472     100.00%

Average Interest Bearing Deposits
   as a percentage of Average Earning Assets                  77.1%                  76.9%                    76.7%

Average Core Deposits
   as a percentage of Total Average Assets                    84.4%                  84.3%                    84.4%

Provision for Loan Losses

     Provision for Loan Losses was $150 thousand and $225 thousand for the first quarters of 2000 and 1999, respectively.
See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $1.3 million, an increase of $433 thousand or 51.7% compared to $838 thousand for the same quarter of 1999. The primary cause for this increase was gain on purchased assets, which grew $304 thousand when compared to the first three months of 1999.

     Gain on purchased assets was $366 thousand for the current quarter and $62 thousand for the same period of 1999. These gains are recognition of the collection of principal on certain loans acquired as a result of past bank acquisitions. There was a greater than normal payment activity on such loans in the quarter ended March 31, 2000. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any, are indeterminable.

     Contributing to the increase in other operating income for the quarter were the results from the Agency. First American Agency earned $113 thousand for the three months ended March 31, 2000, an increase of $68 thousand from the $45 thousand earned for the three months ended March 31, 1999.

Other Expenses

     Other expenses were $2.8 million for the first quarter of 2000, an increase of $257 thousand or 10.3% over the same quarter of 1999. Salaries and employee benefits were $1.4 million for the current quarter compared to $1.3 million for the same of quarter of 1999. Net occupancy expense was $394 thousand for the current quarter, compared to $326 thousand for the first quarter of 1999. Other operating expenses were $971 thousand for the current quarter, an increase of $73 thousand or 8.1% compared to the same quarter of 1999.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $703 thousand compared to $523 thousand for the first quarter of 1999. Effective tax rates were 32.7% for the first quarter of 2000 and 32.6% for the quarter ended March 31, 1999. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $297.8 million or 96.0% of total average deposits and 84.4% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, loan maturities and repayments, and sources of short-term borrowings. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the ability of short-term borrowings, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest-earning assets and interest-bearing liabilities, changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selective intervals. Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage-related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at March 31, 2000; the Bank would expect a decrease in net interest income of $77 thousand in the event of a gradual 200 basis point increase in interest rates, and a decrease of $21 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non rate sensitive funds. These decay rates spread the non rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non Interest-Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     The Interest Rate Sensitivity Table, on page 18 presents the Bank's interest rate sensitivity position at March 31, 2000, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets exceed its interest-bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
March 31, 2000
In thousands
                                                Expected Maturity, Years Ended:
                                                                                                 Non-             Fair
                                       3/31/01  3/31/02   3/31/03  3/31/04  3/31/05 Thereafter Sensitive Total    Value
Interest-Bearing Deposits in
Assets
  Investments -
     Fixed-Rate Securities             $41,088  $26,486   $9,134   $4,176   $3,072   $5,358         $0   $89,314  $89,314
       Average Interest Rates             5.69%    5.86%    6.11%    6.49%    6.49%    5.57%      0.00%     5.84%
     Variable-Rate Securities            2,770      470      291      157      133      681          0     4,502    4,502
       Average Interest Rates             5.84%    6.60%    6.64%    6.72%    6.72%    6.72%      0.00%     6.16%
         Total Investments              43,858   26,956    9,425    4,333    3,205    6,039          0    93,816   93,816
            Average Interest Rates        5.70%    5.87%    6.13%    6.49%    6.50%    5.70%      0.00%     5.86%
  Loans -
     Fixed-Rate Loans, Net             102,830   37,936   21,528   13,187    8,439    8,211        997   193,128  191,366
       Average Interest Rates             8.60%    8.46%    8.34%    8.24%    8.15%    7.72%      0.00%     8.42%
     Variable-Rate Loans, Net           16,684    4,039    2,257    1,299      644    2,545          0    27,468   27,164
       Average Interest Rates             8.21%    8.72%    8.94%    8.95%    8.90%    9.06%      0.00%     8.47%
         Total Loans                   119,515   41,975   23,785   14,486    9,083   10,756        997   220,596  218,530
            Average Interest Rates        8.54%    8.49%    8.40%    8.30%    8.20%    8.03%      0.00%     8.42%
  Interest Bearing Deposits in
     Other Banks                         1,546        0        0        0        0        0          0     1,546    1,546
            Average Interest Rates        5.10%    0.00%    0.00%    0.00%    0.00%    0.00%      0.00%     5.10%
  Federal Funds Sold                    11,325        0        0        0        0        0          0    11,325   11,325
            Average Interest Rates        4.93%    0.00%    0.00%    0.00%    0.00%    0.00%      0.00%     4.93%
  Other Assets                                                                                  31,687    31,687
      Total Assets                    $176,243  $68,931  $33,210  $18,819  $12,288  $16,795    $32,684  $358,970
Liabilities
   NOW and Super NOW Deposits           $2,719   $5,707   $5,707   $2,354   $2,354   $4,707         $0   $23,548  $21,247
            Average Interest Rates        2.11%    2.11%    2.11%    2.11%    2.11%    2.11%      0.00%     2.11%
   Insured Money Market Accounts        33,588   17,947   17,947        0        0        0          0    69,482   67,509
            Average Interest Rates        3.61%    3.61%    3.61%    0.00%    0.00%    0.00%      0.00%     3.61%
   Savings Deposits                      3,364    8,197    8,197    3,286    3,286    6,572          0    32,902   30,402
            Average Interest Rates        2.54%    2.54%    2.54%    2.54%    2.54%    2.54%      0.00%     2.54%
 Variable-Rate Certificates of Deposit     934    2,275    2,275      912      912    1,824          0      9,132   8,730
            Average Interest Rates        4.46%    4.46%    4.46%    4.46%    4.46%    4.46%      0.00%     4.46%
   Certificates of Deposits            109,249    9,141    1,401    1,522       27        0          0   121,340  120,363
            Average Interest Rates        4.65%    4.85%    5.62%    5.66%    4.79%    0.00%      0.00%     4.68%
   Non Interest Bearing Deposits        22,096   13,856    8,691    5,455    3,427    5,991          0    59,516   59,516
   Other Interest Bearing Liabilities      181      191      203      216      229      351          0     1,371    1,342
            Average Interest Rates        5.88%    5.88%    5.88%    5.88%    5.88%    5.88%      0.00%     5.88%
   Other Liabilities                         0        0        0        0        0        0      2,222     2,222
   Stockholders' Equity                      0        0        0        0        0        0     39,457    39,457
      Total Liabilities and
           Stockholders' Equity       $172,131  $57,314  $44,421  $13,745  $10,235  $19,445    $41,679  $358,970

   Interest Rate Sensitivity Gap        $4,112  $11,617 ($11,211)  $5,074   $2,053  ($2,650)   ($8,995)       $0
   Cumulative Interest Rate
     Sensitivity Gap                    $4,112  $15,729   $4,518   $9,592  $11,645   $8,995         $0

   GAP / Assets                           1.15%    3.24%   -3.12%    1.41%    0.57%   -0.74%     -2.51%
      Cumulative GAP / Assets             1.15%    4.38%    1.26%    2.67%    3.24%    2.51%      0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 2000 and 1999, were $23.2 million and $17.8 million, respectively. The Bank had letters of credit of $458 thousand issued at March 31, 2000 compared to $570 thousand at March 31, 1999. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 2000 the available portion of these credit lines was $279 thousand compared to $377 thousand at March 31, 1999. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.5 million at March 31, 2000 and $4.8 million at March 31, 1999. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to interest rate risk in excess of the amount recognized in the consolidated balance sheets as that risk may apply to interest rate exchange agreements, financial futures, or financial options.

Allowance for Loan Losses

     The Allowance for Loan Losses was $3.9 million at March 31, 2000, or 1.7%, of loans outstanding. At March 31, 1999 the Allowance for Loan Losses was $3.3 million, or 1.8%, of loans outstanding. Net charge-offs (recoveries) were $455 thousand for the current quarter, versus $430 thousand for the same quarter of 1999. Gross charge-offs as a percentage of average loans were
 .22% and .24% in the first quarters of 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 4.2% versus 3.1% for the same quarter of 1999.

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

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Impaired loans are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the sum of: a percentage of the balances of loans graded substandard plus the sum of the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the total "potential default'' factor to the non classified portion of the loan portfolio, it accounts for additional reserves necessary because of loan growth.

     Also in determining the level of Allowance for Loan Losses, management considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area. As the Bank's ratio of loans to deposits continues to increase, so will the potential for problem loans increase at a rate uncommon to the Bank's historical loan loss experience given the smaller loan to deposit ratios of the past.

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at March 31, 2000 and 1999 were $194 thousand and $33 thousand, respectively. Impaired loans having recorded investments of $5.2 million at March 31, 2000 compared to $2.8 million at March 31, 1999 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.1 million at March 31, 2000 compared to $1.0 million at March 31, 1999. Interest received on impaired loans amounted to $119 thousand at March 31, 2000 compared to $77 thousand at March 31, 1999. Non-accrual loans not included in impaired loans were immaterial at March 31, 2000 and 1999.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $19 thousand at March 31, 2000 and $249 thousand at the close of the first quarter of 1999. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. Repossessions at March 31, 2000 were insignificant.

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

Capital Adequacy Ratios
In Thousands                                   March 31, December 31,    March 31,
                                                   2000         1999         1999
Tier 1 Capital:
   Stockholders' Equity                         $39,541      $38,957      $36,988
Tier 2 Capital:
   Allowance for Loan Losses                      2,679        2,505        2,211
      Total Capital                             $42,220      $41,462      $39,199

Risk-Weighted Ratios:
   Tier 1 Capital                                  18.6%        19.6%        21.0%
   Total Capital                                   19.8%        20.9%        22.3%
Leverage Ratio                                     11.2%        11.3%        11.2%
Stockholders' Equity                               11.0%        11.3%        11.0%
Regulatory Risk-Based Capitalization Requirements
                                                        SignificantlyCritically
                     Well       Adequately Under        Under        Under
                     CapitalizedCapitalizedCapitalized  Capitalized  Capitalized
Risk-Weighted Ratios:
   Tier 1 Capital           6.0%       4.0%      < 4.0%       < 3.0%
   Total Capital           10.0%       8.0%      < 8.0%       < 6.0%
Leverage Ratio              5.0%       4.0%      < 4.0%       < 3.0%      <= 2.0% Tangible
                                                                                  Equity

     The Company's dividend policy is determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $4.1 million.
The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

The Year 2000

     The Bank formed a Year 2000 committee to identify and provide for potential costs and uncertainties related to the Year 2000 date change. "Mission-critical" systems as well as business-resumption contingency plans were implemented and tested. The Year 2000 threshold was crossed with no problems encountered to date that effected significantly the Company's liquidity, capital resources, or results of operation. The Bank will remain vigilant for the remainder of the year 2000 for any undiscovered date-change problems
     The discussion entitled "Year 2000" includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Relief Act of 1995 (PSLRA). This statement is included for the purpose of availing the Company of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict the results or the effects of Year 2000 issues is inherently uncertain and subject to factors that may cause actual results to materially differ from those anticipated. Factors that could affect actual results include: the possibility that contingency plans and remediation efforts will not operate as intended, the Bank's failure to timely or completely identify all software and hardware applications that require remediation, unexpected costs, and the general uncertainty associated with the impact of Year 2000 issues on the banking industry, the Bank's customers, vendors, and others with whom it conducts business. Readers are cautioned not to place undue reliance on these forward-looking statements.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                    First Quarter 2000         Fourth Quarter 1999        First Quarter 1999
                                                    AVERAGE  INCOME/  YIELD/   AVERAGE  INCOME/  YIELD/   AVERAGE  INCOME/  YIELD/
                                                    BALANCE  EXPENSE  RATE     BALANCE  EXPENSE  RATE     BALANCE  EXPENSE  RATE
Assets
   Interest Bearing Deposit Accounts                $2,898      $48    6.64%   $3,418      $44    5.22%   $9,922     $122    5.00%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements              11,092      151    5.48%   10,582      137    5.25%   12,859      144    4.53%

   Securities:
     Taxable                                        83,677    1,196    5.75%   82,189    1,133    5.59%   88,046    1,242    5.72%
     Non-Taxable*                                    9,327      185    7.96%    9,747      195    8.13%    9,731      209    8.71%
   Loans - Net                                     219,049    4,786    8.79%  211,048    4,629    8.90%  183,078    3,975    8.81%
       Total Earning Assets                        326,043    6,366    7.85%  316,984    6,138    7.85%  303,636    5,692    7.61%
   Allowance for Loan Losses                        (4,153)                    (3,967)                    (3,595)
   Nonearning Assets                                31,056                     32,493                     30,205
       Total Assets                               $352,946                   $345,510                   $330,246

Liabilities and Stockholders' Equity
   NOW Accounts                                    $22,912     $117    2.06%  $21,993     $110    2.03%  $26,566     $137    2.09%
   Savings Accounts                                 32,193      203    2.53%   31,996      204    2.59%   31,979      198    2.51%
   Money Market Deposit Accounts                    69,544      657    3.80%   67,185      592    3.57%   61,648      477    3.13%
   Certificates of Deposits less than $100,000     114,359    1,369    4.81%  111,140    1,285    4.69%  100,975    1,129    4.53%
   Certificates of Deposits greater than $100,000   12,307      146    4.78%   11,600      132    4.61%   11,854      168    5.75%
      Total Interest Bearing Deposits              251,315    2,492    3.99%  243,914    2,323    3.86%  233,022    2,109    3.67%
   Other Borrowings                                  1,392       21    6.03%    1,441       22    6.19%    1,005       16    6.34%
      Total Interest Bearing Liabilities           252,707    2,513    4.00%  245,355    2,345    3.88%  234,027    2,125    3.67%
   Noninterest Bearing Deposits                     58,817                     58,977                     57,450
   Other Liabilities                                 1,454                      1,700                      1,290
   Stockholders' Equity                             39,968                     39,478                     37,479
      Total Liabilities and Stockholders' Equity  $352,946                   $345,510                   $330,246

Net Interest Income - Tax Equivalent Basis*         $3,853                     $3,793                     $3,567
Tax Equivalent Adjustment                              (63)                       (66)                       (71)
    Net Interest Income                             $3,790                     $3,727                     $3,496

Net Interest Income - Spread*                                          3.85%                      3.98%                      3.94%

Net Interest Income as a % of Total Earning Assets*                    4.75%                      4.85%                      4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                 First Quarter 2000       First Quarter 2000
                                                     vs                       vs
                                                  Fourth Quarter 1999     First Quarter 1999

                                                 Change due to     Total  Change due to    Total
                                                  Volume   Rate    Change  Volume   Rate   Change

Interest Earning Assets:
   Interest Bearing Deposit Accounts                 ($7)     $11      $4    ($87)    $13    ($74)
   Federal Funds Sold                                  7        7      14     (20)     27       7
   Securities:
      Taxable                                         20       43      63     (62)     16     (46)
      Non-Taxable*                                    (9)      (2)    (11)     (8)    (16)    (24)
   Loans                                             176      (18)    158     782      30     812
      Total Interest Income                         $187      $41    $228    $606     $70    $675

Interest Bearing Liabilities:
   NOW Accounts                                       $4       $3      $7    ($19)    ($1)   ($20)
   Savings Accounts                                    1       (2)     (1)      1       4       5
   Money Market Deposit Accounts                      21       45      66      61     120     181
   Certificates of Deposits less than $100,000        37       47      84     150      90     240
   Certificates of Deposits greater than $100,000      8        6      14       6     (28)    (22)
   Other Borrowings                                   (1)       0      (1)      6      (1)      5
      Total Interest Expense                          70       99     169     205     184     389
   Increase (Decrease) in
      Interest Differential                         $117     ($58)    $59    $401   ($115)   $286

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

     The financial statements as of December 31, 1999 were examined by Hannis T. Bourgeois, L L P, independent public accountants, who rendered an independent professional opinion. The financial statements as of March 31, 2000 were reviewed by Hannis T. Bourgeois, L L P.

Independent Accountant's Report

April 27, 2000



To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana


     We have reviewed the accompanying Consolidated Balance
Sheets of One American Corp. and Subsidiaries as of March 31,
2000 and 1999, and the related Consolidated Statements of Income and Cash Flows for the three month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 14, 2000 on the Consolidated Balance
Sheet of One American Corp. and Subsidiaries as of December 31,
1999.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical review procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By: /s/ Frank J. Bourgeois
Frank J. Bourgeois, President



May 12, 2000
Date