Form 10-Q
period 2000-06-30
ONE AMERICAN CORP
filed 2000-08-11
CIK 708817

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            Form 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934 for the

Quarter Ended June 30, 2000           Commission File Number:  0-12437



                       One American Corp.
     (Exact name of registrant as specified in its charter)


Louisiana                            72-0948181
(State or other jurisdiction of      (IRS Employer
                                     Identification No.)
Incorporation of Organization)

 2785 LA Hwy. 20 West
 P. O. Box 550
 Vacherie, Louisiana                 70090-0550
(Address of principal executive      (Zip Code)
offices)

 Registrant's Telephone Number, including area code:  (225) 265-2265

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

Common stock $2.50 Par Value, 2,647,138 shares outstanding as of August 11, 2000.

Form 10-Q Index
                          Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
June 30, 2000, December 31, 1999, and June 30, 1999            3

Consolidated Statements of Income
for the three and six month periods ended June 30, 2000 and    4
1999

Consolidated Statements of Changes in Stockholders' Equity
for the six months ended June 30, 2000 and 1999                5

Consolidated Statements of Cash Flows
for the six months ended June 30, 2000 and 1999                6

Notes to Consolidated Financial Statements                     8

Management's Discussion and Analysis of Financial Condition
and Results of Operations                                     12

Average Balance Sheets and Interest Rate Analysis
for the three and six months ended June 30, 2000, December
31, 1999,
and June 30, 1999                                             25

Interest Differentials
for the three and six months ended June 30, 2000, December
31, 1999,
and June 30, 1999                                             26
                          Part II
Other Information                                             27

Legal Proceedings                                             27

Submission of Matters to a Vote of Security Holders           27

Other Information                                             28

Exhibits and Reports on Form 8-K                              28

Management's Responsibility for Financial Reporting           29

Review by Independent Public Accountant                       30

Signatures                                                    31

Consolidated Balance Sheets                                             Unaudited             Unaudited
One American Corp. and Subsidiaries                                      June 30, December 31, June 30,
In thousands                                                               2000       1999       1999
Assets
Cash and Due From Banks                                                  $13,491    $16,494    $13,051
   Interest Bearing Deposits in Other Banks                                2,206      1,529        996
   Federal Funds Sold and Securities
     Purchased Under Resale Agreements                                     5,350      5,700      7,750
   Securities Available for Sale (Amortized Cost of $92,186, $91,695,
       and $108,689, respectively)                                        91,021     90,608    108,234

   Loans                                                                 235,819    215,286    199,368
      Less:  Allowance for Loan Losses                                    (4,066)    (4,155)    (3,537)
   Loans, Net                                                            231,753    211,131    195,831

   Bank Premises and Equipment                                            13,381     12,598     12,448
   Other Real Estate                                                          80         19        350
   Accrued Interest Receivable                                             2,252      2,007      2,060
   Other Assets                                                            4,328      3,689      3,119
        Total Assets                                                    $363,862   $343,775   $343,839

Liabilities
   Deposits:
     Noninterest Bearing                                                 $60,534    $56,208    $58,142
     Interest Bearing                                                    256,478    245,683    244,024
         Total Deposits                                                  317,012    301,891    302,166

   Accrued Interest Payable                                                1,204        968        870
   Other Liabilities                                                       5,672      1,950      2,371
        Total Liabilities                                                323,888    304,809    305,407

Stockholders' Equity
   Common Stock-$2.50 par value;
     Authorized-10,000,000 shares;
      Issued-3,000,000 shares                                              7,500      7,500      7,500
   Surplus                                                                 5,000      5,000      5,000
   Retained Earnings                                                      30,268     28,745     27,688
   Accumulated Other Comprehensive Income                                   (769)      (718)      (300)
   Treasury Stock - 350,723, 334,140 and 330,254 shares at cost           (2,025)    (1,561)    (1,456)
        Total Stockholders' Equity                                        39,974     38,966     38,432
        Total Liabilities and Stockholders' Equity                      $363,862   $343,775   $343,839

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries                                        Three Months Ended     Six Months Ended
for the three and six month periods ended June 30, 2000 and 1999      Unaudited  Unaudited  Unaudited  Unaudited
In thousands, except per share data                                     2,000      1,999         2,000        1,999
Interest Income
   Interest and Fees on Loans                                             $5,078     $4,244     $9,864        8,219
   Interest on Securities:
      Taxable Interest                                                     1,280      1,313      2,476        2,555
      Nontaxable Interest                                                    124        122        246          260
         Total Interest on Securities                                      1,404      1,435      2,722        2,815
   Other Interest Income                                                     154        240        353          506

      Total Interest Income                                                6,636      5,919     12,939       11,540

   Interest Expense on Deposits                                            2,702      2,214      5,215        4,339
      Net Interest Income                                                  3,934      3,705      7,724        7,201

Provision for Loan Losses                                                    225        225        375          450
   Net Interest Income After
      Provision for Loan Losses                                            3,709      3,480      7,349        6,751

Other Income
   Service Charges on Deposit Accounts                                       560        533      1,093        1,031
   Gain on Securities                                                          0          0          7            0
   Gain on Purchased Assets                                                   54        679        420          741
   Other Operating Income                                                    302        282        667          560
      Total Other Income                                                     916      1,494      2,187        2,332
      Income Before Other Expenses                                         4,625      4,974      9,536        9,083

Other Expenses
   Salaries and Employee Benefits                                          1,498      1,405      2,898        2,667
   Net Occupancy Expense                                                     403        342        797          668
   Net ORE and Repossession Expense                                            0         (1)        (3)          17
   Other Operating Expenses                                                1,202      1,058      2,172        1,955
      Total Other Expenses                                                 3,103      2,804      5,864        5,307
       Income Before Income Taxes                                          1,522      2,170      3,672        3,776
Applicable Income Taxes                                                      465        714      1,168        1,237
      Net Income                                                          $1,057     $1,456     $2,504       $2,539

      Net Income Per Share                                                 $0.40      $0.55      $0.94        $0.95

      Cash Dividends Per Share                                            $0.185     $0.180     $0.370       $0.360

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 2000 and 1999
Unaudited                                                                                  Accumulated
                                                                                           Other                   Total
                                                          Common                Retained   ComprehensiveTreasury   Stockholders'
In thousands                                              Stock      Surplus    Earnings   Income       Stock      Equity

Balances, January 1, 2000                                $7,500     $5,000    $28,745        $(718)   $(1,561)     $38,966

Comprehensive Income:
   Net Income                                                                   2,504                                2,504
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                                      (44)                    (44)
Less:  Reclassification Adjustments                                                             (7)                     (7)
            Total Comprehensive Income                                                                               2,453

Treasury Stock Purchased                                                                                 (464)        (464)
Cash Dividends                                                                   (981)                                (981)
Balances, June 30, 2000                                   7,500      5,000     30,268         (769)    (2,025)      39,974
Balances, January 1, 1999                                 7,500      5,000     26,111          609     (1,420)      37,800

Comprehensive Income:
   Net Income                                                                   2,539                                2,539
   Other Comprehensive Income,
     Net of Tax:
      Net Change in Unrealized Gain (Loss)
         on Securities Available-for-Sale                                                     (909)                   (909)
            Total Comprehensive Income                                                                               1,630

Treasury Stock Purchased                                                                                  (36)         (36)
Cash Dividends                                                                   (962)                                (962)
Balances, June 30, 1999                                  $7,500     $5,000    $27,688        $(300)   $(1,456)     $38,432

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2000 and 1999                       Unaudited  Unaudited
In thousands                                                                2000       1999
Cash Flows From Operating Activities
  Net Income                                                              $2,504     $2,539
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Gain on Purchased Assets                                              (420)      (741)
      Provision for Depreciation                                             462        465
      Provision for Loan Losses                                              375        450
      Net Amortization (Accretion) on Securities                             (35)      (104)
      Provision (Credit) for Deferred Income Taxes                           189        358
      (Gain) Loss on Sale of Other Real Estate and Repossessions               0         (3)
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accrued Interest Receivable                    (245)        73
      (Increase) Decrease in Other Assets                                   (802)       (89)
      Increase (Decrease) in Accrued Interest Payable                        236         45
      Increase (Decrease) in Other Liabilities                               329        319
        Net Cash Provided by Operating Activities                          2,593      3,312
Cash Flows From Investing Activities
  Maturities or Calls of Securities Available for Sale                    19,923     33,936
  Purchases of Securities Available for Sale                             (20,378)   (43,934)
  Proceeds from Sale of Securities Available for Sale                          0          0
  Net (Increase) Decrease in Federal Funds Sold                              350      3,775
  Net (Increase) Decrease in Loans                                       (20,639)   (17,409)
  Proceeds from Sale of Other Real Estate and Repossessions                    0         57
  Purchases of Premises and Equipment                                     (1,245)      (916)
    Net Cash Used in Investing Activities                                (21,989)   (24,491)
Cash Flows From Financing Activities
  Net Increase (Decrease) in Demand Deposits, NOW
    and Savings Accounts                                                   3,638      3,133
  Net Increase (Decrease) in Certificates of Deposits                     11,483      9,843
  Proceeds from Other Borrowings                                           5,000        570
  Repayments of Amounts Borrowed                                          (1,602)       (77)
  Dividends Paid                                                            (985)      (962)
  Treasury Stock Purchased                                                  (464)       (36)
    Net Cash Provided By Financing Activities                             17,070     12,471
Increase (Decrease) in Cash and Cash Equivalents                          (2,326)    (8,708)
Cash and Cash Equivalents - Beginning of Period                           18,023     22,755
Cash and Cash Equivalents - End of Period                                $15,697    $14,047

   Continued on next page

Consolidated Statements of Cash Flows
Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2000 and 1999                       Unaudited  Unaudited
In thousands                                                                2000       1999
Supplemental Disclosure of Cash Flow Information:
   Income Tax Payments                                                    $1,057     $1,029
   Interest Paid on Deposits                                              $4,979     $4,294
Noncash Investing Activities:
   Other Real Estate Acquired in Settlement of Loans                         $62       $331
   Change in Unrealized Gain (Loss) on
      Securities Available for Sale                                         ($78)   ($1,377)
   Change in Deferred Tax Effect on
      Unrealized Gain (Loss) on Securities Available for Sale               ($27)     ($468)
Noncash Financing Activities:
   Dividends Declared and Not Paid                                          $490       $481

The accompanying notes are an integral part of these financial statements.

           Notes to Consolidated Financial Statements
                         June 30, 2000
                          (UNAUDITED)

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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepting accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the six-month period ended June 30, 2000 are not an indication of the expected results for the annual period that ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1999.

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

     Securities - Management determines the appropriate classification of debt securities (Held to Maturity, Available for Sale, or Trading) at the time of purchase and re-evaluates this classification periodically. Securities that management has both the intent and ability to hold to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions are classified as securities held to maturity. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by various methods approximating the interest method over their contractual lives.
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at June 30, 2000 or 1999.

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

     Allowance for Loan Losses - The allowance for loan losses is maintained at a level which, in management's judgement, is adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is based upon management's review and evaluation of the loan portfolio. Factors considered in the establishment of the allowance for loan losses include management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examination by regulatory agencies; an internal asset review process; expectations of future economic conditions and their impact on particular borrowers; and other judgmental factors. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Although management uses available information to recognize losses on loans, because of uncertainties associated with local economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that a material change could occur in the allowance for loan losses in the near term. However, the amount of the change that is reasonably possible cannot be estimated.
     The allowance for loan losses is based on estimates of potential future losses. Actual losses may vary from the current estimates. These estimates are reviewed periodically and as adjustments become necessary, the effect of the change in estimate is charged to operating expenses in the period incurred. All losses are charged to the allowance for loan losses when the loss actually occurs or when management believes that principal repayment is unlikely. Recoveries are credited to the allowance at the time of recovery.

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

     Income Taxes - The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such timing differences.
     Deferred taxes are provided for by utilizing a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     The Company and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the Companies in accordance with state statutes.

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At June 30, 2000 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,650,436 and 2,669,785 for the three months ended June 30, 2000 and 1999, respectively, and 2,653,099 and 2,670,103 for the six months ended June 30, 2000 and 1999, respectively.

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

               One American Corp. and Subsidiaries
        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                          June 30, 2000

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and six-month periods ended June 30, 2000 and 1999. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report on Form 10-K.

     This quarterly report on Form 10-Q includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, and loan demand; changes in real estate values; changes in competition; changes in accounting principles, policies, or guidelines; and changes in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this quarterly report on Form 10-Q and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Second Quarter in Review

     For the second quarter of 2000, net income was $1.1 million compared to $1.5 million for the same quarter of 1999. Net interest income increased $229 thousand, other non-interest income decreased $578, other expenses increased $299 thousand, and, accordingly, income taxes decreased $249 thousand. Earnings per common share were $0.40 and $0.55 for the second quarters of 2000 and 1999, respectively. Return on average assets on an annualized basis was 1.20% for the current quarter, and 1.71% for the same quarter of 1999. Cash dividends were $.185 per share for the current quarter and $.180 per share for the same quarter of 1999.

     For the first six months of 2000, net income was $2.5 million compared to $2.5 million for the same period of 1999. Earnings per common share were $0.94 and $0.95 for the first six months of 2000 and 1999, respectively. Return on average assets on an annualized basis was 1.47% and 1.52% for the six-month periods ended June 30, 2000 and 1999, respectively. For the same periods, return on average equity on an annualized basis was 12.89% and 13.51%. Cash dividends were $0.37 and $0.36 per share, respectively, for the six-month periods ended June 30, 2000 and 1999.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.0 million, $231 thousand greater than that of the second quarter of 1999. The net interest margin
(FTE) was 4.77% for the current quarter and 4.80% for the same quarter of 1999. For the six months ended June 30, 2000, net interest income (FTE) was $7.9 million compared to $7.3 million for the same period of 1999. The net interest margin (FTE) was 4.77% and 4.78%, respectively, for the six-month periods ended June 30, 2000 and 1999.

     During the second quarter of 2000, in comparison with the same quarter of 1999, average loans outstanding increased $38.4 million or 20.0% to $230.5 million. Average total deposits for the current quarter increased $16.7 million or 5.6% to $316.6 million when compared to the average total deposits for the same quarter of 1999. Average total assets for the current quarter increased $21.4 million or 6.3% to $362.4 million when compared to the total average assets of the second quarter of 1999. For the six months ended June 30, 2000, in comparison with the same period in 1999, average loans outstanding increased $37.1 million or 19.8% to $224.8 million. Average total deposits for the current six-month period increased $18.4 million or 6.2% to $313.4 million when compared to the average total deposits for the same period of 1999. Average total assets at June 30, 2000 increased $22.3 million or 6.6% to $357.4 million when compared to the total average assets at June 30, 1999.

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

     Net interest income (FTE) for the current quarter of 2000 was $3.9 million, 6.1% greater than the same quarter of 1999.
The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $834 thousand in interest income when comparing the second quarter of 2000 to the second quarter of 1999. Net interest income (FTE) for the first six months of 2000 was $7.9 million, 7.0% greater than the same period of 1999. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $1.6 million in interest income when comparing the first half of 2000 to the first half of 1999.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2000, average earning assets were $336.0 million, an increase of $21.3 million or 6.8% over the second quarter of 1999. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's strategy continues to increase the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. The Bank's primary market area currently enjoys a strong economic climate that provides good lending opportunities. For the quarter ended June 30, 2000 the average loan portfolio grew $11.5 million or 5.3%. During the second quarter of 1999, the average loan portfolio grew $9.1 million or 5.0%. However, there is no guarantee that either similar levels of growth or the current strong economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest bearing liabilities with growth in certificates of deposit and money market accounts. In addition, the use of wholesale funding in the form of other borrowings increased from the quarter ended June 30, 1999 to the quarter ended June 30, 2000. This enabled continued growth while simultaneously controlling the cost of interest-bearing liabilities. The Bank also benefited from an increase in volume of non-interest bearing deposits, even though its relationship as a percentage of total deposits decreased slightly. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the current quarter of 2000, the average yield on earning assets was 8.00% while the average cost of interest bearing liabilities was 4.18%, producing a net interest spread
(FTE) of 3.82%. The net interest margin (FTE) was 4.77% for the current quarter of 2000. In comparison, the net interest margin
(FTE) for the same quarter of 1999 was 4.80%. The cost of interest-bearing liabilities during the second quarter of 1999 was 3.66%, while the yield on average earning assets was 7.62%, producing a net interest spread of 3.96%. For the six-month period ended June 30, 2000, the average yield on earning assets was 7.94% while the average cost of interest bearing liabilities was 4.09%, producing a net interest spread (FTE) of 3.85%. The net interest margin (FTE) was 4.77% for the first six months of 2000. In comparison, the net interest margin (FTE) for the same period of 1999 was 4.78%. The cost of interest-bearing liabilities during the first six months of 1999 was 3.67%, while the yield on average earning assets was 7.61%, producing a net interest spread of 3.94%.

     The table of Average Balance Sheets and Interest Rate Analysis for the three-month periods ended June 30, 2000, December 31, 1999, and June 30, 1999, the six-month periods ended June 30, 2000 and 1999, and the corresponding table of Interest Differentials detail the effects that the changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods being analyzed.

Average Earning Asset Structure                                       Second                First                 Second
In thousands                                                 Quarter 2000          Quarter 2000          Quarter 1999
                                                                         % of                  % of                  % of
                                                             Average     Earning   Average     Earning   Average     Earning
                                                             Balances    Assets    Balances    Assets    Balances    Assets

Interest Bearing Deposits                                         $1,802       0.5%     $2,898       0.9%     $6,604       2.1%
Federal Funds Sold                                                 7,860       2.3%     11,092       3.4%      9,904       3.2%
Securities
  Taxable                                                         86,099      25.7%     83,677      25.6%     97,128      30.8%
  Non-Taxable                                                      9,671       2.9%      9,327       2.9%      8,885       2.8%
Loans - Net                                                      230,549      68.6%    219,049      67.2%    192,186      61.1%
    Total Average Earning Assets                                $335,981     100.0%   $326,043     100.0%   $314,707     100.0%

Average Deposit Structure                                             Second                First                 Second
In thousands                                                 Quarter 2000          Quarter 2000          Quarter 1999
                                                             Average     % of      Average     % of      Average     % of
                                                             Balances    Deposits  Balances    Deposits  Balances    Deposits

Noninterest Bearing Deposits                                     $60,833      19.2%    $58,817      19.0%    $58,803      19.6%
NOW Accounts                                                      22,442       7.1%     22,912       7.4%     25,036       8.4%
Savings Accounts                                                  32,366      10.2%     32,193      10.4%     32,551      10.9%
Money Market Deposit Accounts                                     68,960      21.8%     69,544      22.4%     63,839      21.3%
Certificates of Deposits less than $100,000                      108,685      34.3%    105,915      34.1%    101,823      33.8%
   Total Average Core Deposits                                   293,286      92.6%    289,381      93.3%    282,052      94.0%
Certificates of Deposits greater than $100,000                    23,339       7.4%     20,751       6.7%     17,857       6.0%
   Total Average Deposits                                       $316,625     100.0%   $310,132     100.0%   $299,909     100.0%

Average Interest Bearing Deposits
   as a percentage of Average Earning Assets                        76.1%                 77.1%                 76.6%

Average Core Deposits
   as a percentage of Total Average Assets                          80.9%                 82.0%                 82.7%

Provision for Loan Losses

     Provision for Loan Losses were $225 thousand for both of the second quarters of 2000 and 1999. For the six-month periods ended June 30, 2000 and 1999, Provisions for Loan Losses were
$375 thousand and $450 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $916 thousand, a decrease of $578 thousand or 38.7% compared to $1.5 million for the same quarter of 1999. The primary cause for this increase was gain on purchased assets, which decreased $625 thousand when compared to the three months ended June 30, 1999. For the six-month period ended June 30, 2000, other income was $2.2 million, a decrease of $145 thousand or 6.2% from the same period in 1999. Again, the cause for this was gain on purchased assets, which decreased $321 thousand when compared to the first six months of 1999.

     Gain on purchased assets was $54 thousand for the current quarter and $679 thousand for the same period of 1999. For the six-month period ended June 30, 2000, gain on purchased assets was $420 thousand, a reduction of $321 thousand or 43.2% when compared to the same period of 1999. These gains are recognition of the collection of principal on certain loans acquired in past bank acquisitions. There was a greater than normal payment activity on such loans in the comparable periods ended June 30, 1999. The Bank continues to pursue the collection of these loans. Future gains on these assets, however, are indeterminable.

Other Expenses

     Other expenses were $3.1 million for the second quarter of 2000, an increase of $299 thousand or 10.6% over the same quarter of 1999. Salaries and employee benefits were $1.5 million for the current quarter compared to $1.4 million for the same of quarter of 1999. Net occupancy expense was $403 thousand for the current quarter, compared to $342 thousand for the first quarter of 1999. Other operating expenses were $1.2 million for the current quarter, an increase of $144 thousand or 13.5% compared to the same quarter of 1999. Contributing to the increase in other operating expenses was the donation of a vacated, obsolete branch building to a local charity.

     For the six-month period ended June 30, 2000, other expenses were $5.9 million, an increase of $557 thousand or 10.5% over the same period of 1999. Salaries and employee benefits were $2.9 million for the current period compared to $2.7 million for the same period in 1999. Net occupancy expense was $797 thousand for the current six months, compared to $668 thousand for the first six months of 1999. Other operating expenses were $2.2 million for the current period, an increase of $217 thousand or 11.1% compared to the same period of 1999.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $465 thousand compared to $714 thousand for the second quarter of 1999. Effective tax rates were 30.6% for the second quarter of 2000 and 32.9% for the quarter ended June 30, 1999. For the six months ended June 30, 2000 and 1999 effective tax rates were 31.8% and 32.8%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's asset and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $293.3 million or 92.6% of total average deposits and 80.9% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, maturities and repayments in the loan portfolio, and advances from the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

Interest Rate Sensitivity

     Interest rate risk is the measurement of risk exposure or changes in net interest income and subsequently net income given changes in the external interest rate markets. This possible risk exposure is produced by the different repricing intervals of interest-earning assets and interest-bearing liabilities, the changes in the mix of such assets and liabilities, and the growth of such assets and liabilities. One measurement of interest rate risk is gap analysis. The gap matches the repricing of interest rate sensitive assets and liabilities for selected intervals.
Gap analysis is a static measurement based on an individual point in time. This interest rate risk measurement process may not indicate actual rate exposure given contractual maturity and repricing period inconsistencies.
     Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods.
Key assumptions used in the simulation model include the relative timing of prepayments on mortgage-related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, as a result, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at June 30, 2000; the Bank would expect a decrease in net interest income of $141 thousand in the event of a gradual 200 basis point increase in interest rates, and an increase of $146 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
     For gap analysis, prepayment assumptions are applied to loans reflective of historical experience and employing a "flat-rate" interest rate change scenario. Decay rate methodology is applied to non fixed rate deposit accounts to arrive at the principal and interest cash flows used in the market value calculations given FDIC regulatory guidelines as set forth in FDICIA 305. First, rate sensitive and non rate sensitive balances are separated. Higher decay rates force rate sensitive cash flows to occur within one year. Decay rates are then input for the non rate sensitive funds. These decay rates spread the non rate sensitive deposit balances out as far as the FDIC regulatory guidelines allow in FDICIA 305. Decay rate assumptions implemented are based on a flat rate environment and at management's discretion.
     The Bank has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non Interest-Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non rate sensitivity patterns given the account type. The identification of the non rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base which may not reprice in the same manner as the rate sensitive portion.
     The Interest Rate Sensitivity Table, on page 19 presents the Bank's interest rate sensitivity position at June 30, 2000, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-bearing liabilities exceed its interest-earning assets at the one year point in time suggesting the Bank is negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas
(FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
June 30, 2000
In thousands
                                                Expected Maturity, Years Ended:
                                                                                               Non-                 Fair
                                       06/30/01 06/30/02 06/30/03 06/30/04 06/30/05 Thereafter Sensitive  Total     Value
Interest-Bearing Deposits in
Assets
  Investments -
     Fixed-Rate Securities             $40,294  $24,723   $7,872   $4,023   $2,943   $7,717       $0     $87,572  $87,572
       Average Interest Rates             5.62%    6.02%    6.34%    6.53%    6.53%    5.58%    0.00%       5.87%
     Variable-Rate Securities            1,809      466      233      151      129      661        0       3,449    3,449
       Average Interest Rates             6.07%    6.78%    6.97%    7.11%    7.11%    7.12%    0.00%       6.51%
         Total Investments              42,103   25,189    8,105    4,174    3,072    8,378        0      91,021   91,021
            Average Interest Rates        5.64%    6.04%    6.35%    6.55%    6.56%    5.70%    0.00%       5.89%
  Loans -
     Fixed-Rate Loans, Net              95,635   33,711   24,822   17,802   14,990   13,759    1,175     201,894  198,862
       Average Interest Rates             8.77%    8.55%    8.48%    8.35%    8.15%    7.77%    0.00%       8.49%
     Variable-Rate Loans, Net           18,838    3,168    1,721    1,225      579    4,328        0      29,859   29,474
       Average Interest Rates             8.53%    9.04%    9.21%    9.28%    9.05%    9.49%    0.00%       8.80%
         Total Loans                   114,473   36,879   26,543   19,027   15,569   18,087    1,175     231,753  228,336
            Average Interest Rates        8.73%    8.60%    8.53%    8.41%    8.18%    8.18%    0.00%       8.53%
  Interest Bearing Deposits in
     Other Banks                         2,206        0        0        0        0        0        0       2,206    2,206
            Average Interest Rates        6.49%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%       6.49%
  Federal Funds Sold                     5,350        0        0        0        0        0        0       5,350    5,350
            Average Interest Rates        5.87%    0.00%    0.00%    0.00%    0.00%    0.00%    0.00%       5.87%
  Other Assets                                                                                33,532      33,532
      Total Assets                    $164,132  $62,068  $34,648  $23,201  $18,641  $26,465  $34,707    $363,862
Liabilities
   NOW and Super NOW Deposits           $2,635   $5,257   $5,257   $2,194   $2,194   $4,389       $0     $21,926  $19,789
            Average Interest Rates        2.16%    2.16%    2.16%    2.16%    2.16%    2.16%    0.00%       2.16%
   Insured Money Market Accounts        32,976   17,646   17,646        0        0        0        0      68,268   66,426
            Average Interest Rates        3.90%    3.90%    3.90%    0.00%    0.00%    0.00%    0.00%       3.90%
   Savings Deposits                      3,174    7,995    7,995    3,192    3,192    6,385        0      31,933   29,601
            Average Interest Rates        2.54%    2.54%    2.54%    2.54%    2.54%    2.54%    0.00%       2.54%
 Variable-Rate Certificates of Deposit     837    2,109    2,109      842      842    1,684        0       8,423    8,078
            Average Interest Rates        4.53%    4.53%    4.53%    4.53%    4.53%    4.53%    0.00%       4.53%
   Certificates of Deposits            114,836    8,280    1,457    1,109      246        0        0     125,928  125,203
            Average Interest Rates        5.14%    5.24%    5.69%    5.63%    5.71%    0.00%    0.00%       5.16%
   Non Interest Bearing Deposits        22,422    6,948    6,948    6,054    6,054   12,108        0      60,534   60,534
   Other Interest Bearing Liabilities    3,673      184      196      208      221      338        0       4,820    4,797
            Average Interest Rates        6.66%    6.01%    6.01%    6.01%    6.01%    6.01%    0.00%       6.50%
   Other Liabilities                         0        0        0        0        0        0    2,056       2,056
   Stockholders' Equity                      0        0        0        0        0        0   39,974      39,974
      Total Liabilities and
           Stockholders' Equity       $180,553  $48,419  $41,608  $13,599  $12,749  $24,904  $42,030    $363,862

   Interest Rate Sensitivity Gap      ($16,421) $13,649  ($6,960)  $9,602   $5,892   $1,561  ($7,323)         $0
   Cumulative Interest Rate
     Sensitivity Gap                  ($16,421) ($2,772) ($9,732)   ($130)  $5,762   $7,323       $0

   GAP / Assets                          -4.51%    3.75%   -1.91%    2.64%    1.62%    0.43%   -2.01%
      Cumulative GAP / Assets            -4.51%   -0.76%   -2.67%   -0.04%    1.58%    2.01%    0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 2000 and 1999, were $17.7 million and $20.3 million, respectively. The Bank had letters of credit of $458 thousand issued at June 30, 2000 compared to $625 thousand at June 30, 1999. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 2000 the available portion of these credit lines was $274 thousand compared to $390 thousand at June 30, 1999. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.6 million at June 30, 2000 and $5.1 million at June 30, 1999. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.1 million at June 30, 2000, or 1.7%, of loans outstanding. At June 30, 1999 the Allowance for Loan Losses was $3.5 million, or 1.8%, of loans outstanding. Net charge-offs (recoveries) were $9 thousand for the current quarter, versus $14 thousand for the same quarter of 1999. Gross charge-offs as a percentage of average loans were
 .01% and .02% in the second quarters of 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 72.7% versus 58.1% for the same quarter of 1999. For the six months ended June 30, 2000, net charge-offs (recoveries) were $464 thousand, versus $444 thousand for the same period of 1999. Gross charge-offs as a percentage of average loans were 0.45% and 0.24% in the first six months of 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs were 8.7% versus 7.1%, respectively, for the six-month periods ended June 30, 2000 and 1999.

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

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 2000 and 1999 were $112 thousand and $248 thousand, respectively. Impaired loans having recorded investments of $5.0 million at June 30, 2000 compared to $4.0 million at June 30, 1999 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $962 thousand at June 30, 2000 compared to $946 thousand at June 30, 1999. Interest received on impaired loans amounted to $207 thousand at June 30, 2000 compared to $151 thousand at June 30, 1999. Non-accrual loans not included in impaired loans were immaterial at June 30, 2000 and 1999.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $80 thousand at June 30, 2000 and $350 thousand at the close of the second quarter of 1999. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at June 30, 2000 and 1999.

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

Capital Adequacy Ratios
In Thousands                                   June 30, December 31,     June 30,
                                                   2000         1999         1999
Tier 1 Capital:
   Stockholders' Equity                         $40,047      $38,957      $37,972
Tier 2 Capital:
   Allowance for Loan Losses                      2,800        2,505        2,371
      Total Capital                             $42,847      $41,462      $40,343

Risk-Weighted Ratios:
   Tier 1 Capital                                  18.0%        19.6%        20.1%
   Total Capital                                   19.2%        20.9%        21.4%
Leverage Ratio                                     11.0%        11.3%        11.1%
Stockholders' Equity                               11.0%        11.3%        11.0%

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

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

                                                  Second Quarter 2000         First Quarter 2000          Second Quarter 1999
                                                  AVERAGE  INCOME/   YIELD/   AVERAGE  INCOME/   YIELD/   AVERAGE  INCOME/  YIELD/
                                                  BALANCE  EXPENSE   RATE     BALANCE  EXPENSE   RATE     BALANCE  EXPENSE  RATE
Assets
   Interest-Bearing Deposit Accounts                $1,802     $28.0   6.23%  $2,898     $48.0    6.64%  $6,604   $114.5     6.95%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements               7,860     125.4   6.40%  11,092     151.0    5.48%   9,904    125.3     5.07%
   Securities:
     Taxable                                        86,099   1,280.4   5.96%  83,677   1,196.0    5.75%  97,128  1,312.6     5.42%
     Non-Taxable*                                    9,671     188.2   7.80%   9,327     185.0    7.98%   8,885    185.0     8.35%
   Loans - Net                                     230,549   5,078.0   8.83% 219,049   4,786.0    8.79% 192,186  4,244.1     8.86%
       Total Earning Assets                        335,981   6,700.0   8.00% 326,043   6,366.0    7.85% 314,707  5,981.5     7.62%
   Allowance for Loan Losses                        (3,923)                   (4,153)                    (3,397)
   Nonearning Assets                                30,361                    31,056                     29,725
       Total Assets                               $362,419                  $352,946                   $341,035

Liabilities and Stockholders' Equity
   NOW Accounts                                    $22,442     120.6   2.16% $22,912     117.0    2.06% $25,036    129.2     2.07%
   Savings Accounts                                 32,366     203.8   2.53%  32,193     203.0    2.53%  32,551    205.3     2.53%
   Money Market Deposit Accounts                    68,960     681.7   3.97%  69,544     657.0    3.80%  63,839    508.0     3.19%
   Certificates of Deposits less than $100,000     108,685   1,347.8   4.97% 105,915   1,264.0    4.80% 101,823  1,154.5     4.55%
   Certificates of Deposits greater than $100,000   23,339     292.9   5.03%  20,751     251.0    4.86%  17,857    197.3     4.43%
      Total Interest-Bearing Deposits              255,792   2,646.8   4.15% 251,315   2,492.0    3.99% 241,106  2,194.3     3.65%
   Other Borrowings                                  3,523      55.2   6.28%   1,392      21.0    6.03%   1,468     19.7     5.38%
      Total Interest-Bearing Liabilities           259,315   2,702.0   4.18% 252,707   2,513.0    4.00% 242,574  2,214.0     3.66%
   Non Interest-Bearing Deposits                    60,833                    58,817                     58,803
   Other Liabilities                                 1,774                     1,454                      1,409
   Stockholders' Equity                             40,497                    39,968                     38,249
      Total Liabilities and Stockholders' Equity  $362,419                  $352,946                   $341,035

Net Interest Income - Tax Equivalent Basis*                  3,998.0                   3,853.0                   3,767.5
Tax Equivalent Adjustment                                      (64.0)                    (62.9)                    (62.9)
    Net Interest Income                                     $3,934.0                  $3,790.1                  $3,704.6

Net Interest Income - Spread*                                          3.82%                       3.85%                     3.96%

Net Interest Income as a % of Total Earning Assets*                    4.77%                       4.75%                     4.80%
*Tax Equivalent Basis - 34% Rate for the periods dated


                                                     Six Months Ended            Six Months Ended
                                                     June 30, 2000               June 30, 1999
                                                     AVERAGE  INCOME/   YIELD/   AVERAGE  INCOME/   YIELD/
                                                     BALANCE  EXPENSE   RATE     BALANCE  EXPENSE   RATE
Assets
   Interest-Bearing Deposit Accounts                   $2,350     $75.9     6.50%  $8,254      $237     5.78%
   Federal Funds Sold and Securities
     Purchased under Resale Agreements                  9,476     276.6     5.87%  11,373       269     4.77%
   Securities:
     Taxable                                           84,887   2,476.5     5.87%  92,613     2,555     5.56%
     Non-Taxable*                                       9,499     372.7     7.89%   9,305       394     8.54%
   Loans - Net                                        224,799   9,864.0     8.82% 187,657     8,219     8.83%
       Total Earning Assets                           331,011  13,065.7     7.94% 309,202    11,674     7.61%
   Allowance for Loan Losses                           (4,038)                     (3,495)
   Nonearning Assets                                   30,465                      29,476
       Total Assets                                  $357,438                    $335,183

Liabilities and Stockholders' Equity
   NOW Accounts                                       $22,676     237.9     2.11% $25,797       266     2.08%
   Savings Accounts                                    32,279     406.4     2.53%  32,267       404     2.52%
   Money Market Deposit Accounts                       69,252   1,339.3     3.89%  62,655       985     3.17%
   Certificates of Deposits less than $100,000        107,821   2,616.9     4.88%  99,405     2,273     4.61%
   Certificates of Deposits greater than $100,000      22,045     541.4     4.94%  16,868       376     4.49%
      Total Interest-Bearing Deposits                 254,073   5,141.9     4.07% 236,992     4,303     3.66%
   Other Borrowings                                     2,458      73.1     5.98%   1,238        36     5.78%
      Total Interest-Bearing Liabilities              256,531   5,215.0     4.09% 238,230     4,339     3.67%
   Non Interest-Bearing Deposits                       59,306                      58,005
   Other Liabilities                                    1,614                       1,349
   Stockholders' Equity                                39,987                      37,599
      Total Liabilities and Stockholders' Equity     $357,438                    $335,183

Net Interest Income - Tax Equivalent Basis*                     7,850.7                       7,335
Tax Equivalent Adjustment                                        (126.7)                       (134)
    Net Interest Income                                        $7,724.0                      $7,201

Net Interest Income - Spread*                                               3.85%                       3.94%

Net Interest Income as a % of Total Earning Assets*                         4.77%                       4.78%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
                                                                                                 Six Months Ended
                                                 Second Quarter 2000     Second Quarter 2000     June 30, 2000
                                                 vs                      vs                      vs
                                                 First Quarter 2000      Second Quarter 1999     June 30, 1999
                                                 Change due to   Total   Change due to   Total   Change due to     Total
                                                 Volume  Rate    Change  Volume  Rate    Change  Volume   Rate     Change

Interest Earning Assets:
   Interest-Bearing Deposit Accounts              ($18.2)  ($1.8) ($20.0) ($83.3)  ($3.2) ($86.5) ($169.3)    $8.5 ($160.8)
   Federal Funds Sold                              (44.0)   18.4   (25.6)  (25.9)   26.0     0.1    (44.9)    52.4     7.5
   Securities:
      Taxable                                       34.6    49.8    84.4  (149.0)  116.8   (32.2)  (213.1)   135.0   (78.1)
      Non-Taxable*                                   6.8    (3.6)    3.2    16.4   (13.2)    3.2      8.2    (29.4)  (21.2)
   Loans                                           251.3    40.7   292.0   847.2   (13.3)  833.9  1,626.8     18.0 1,644.8
      Total Interest Income                        230.5   103.5   334.0   605.4   113.1   718.5  1,207.7    184.5 1,392.2

Interest-Bearing Liabilities:
   NOW Accounts                                     (1.8)    5.4     3.6   (13.4)    4.8    (8.6)   (32.2)     4.0   (28.2)
   Savings Accounts                                  0.3     0.5     0.8    (1.2)   (0.3)   (1.5)     0.2      2.7     2.9
   Money Market Deposit Accounts                    (5.5)   30.2    24.7    40.8   132.9   173.7    103.7    250.7   354.4
   Certificates of Deposits less than $100,000      33.1    50.7    83.8    77.8   115.5   193.3    192.4    151.5   343.9
   Certificates of Deposits greater than $100,000   31.5    10.4    41.9    60.6    35.0    95.6    115.4     50.1   165.5
   Other Borrowings                                 32.0     2.2    34.2    27.6     7.9    35.5     35.0      2.6    37.6
      Total Interest Expense                        89.6    99.4   189.0   192.2   295.8   488.0    414.5    461.6   876.1
   Increase (Decrease) in
      Interest Differential                       $140.9    $4.1  $145.0  $413.2 ($182.7) $230.5   $793.2  ($277.1) $516.1

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

Item 4.  Submission of Matters to a Vote of Security Holders

     At the annual shareholders' meeting of the Company held on April 26, 2000, the following matters were submitted for a vote:

     (1)  Election of Directors.

         (a) The election of five (5) Class III directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and qualified.

Set out below is the list of nominees submitted to the shareholders for approval as directors as well as the resulting votes that were cast:


Name              Total Votes For    Total Votes    Total Votes
                                         Against     Abstaining
Frank J. Bourgeois      2,214,916              0          1,688
A. Earle Cefalu, Jr.    2,153,726              0         62,878
Gloria A. Kliebert      2,214,916              0          1,688
Anthony J. Nobile       2,214,916              0          1,688
Carl J. Poche, M.D.     2,214,916              0          1,688

Set out below is a list of directors whose term of office continued after the meeting:

Name                      Class            Year of Term
                                            Expiration
Steven G. Cazenave         II                  2002
Preston L. Falgoust        II                  2002
Marcel T. Graugnard, Jr.   II                  2002
Ozane J. Gravois, III      II                  2002
Debra Dufresne Vial        II                  2002
Craig A. Vitrano, M.D.     II                  2002
Craig G. Brazan             I                  2001
Michael J. Cazenave         I                  2001
Dean T. Falgoust            I                  2001
Albert J. Waguespack        I                  2001

Item 5.  Other Information

     Effective July 6, 2000, Dr. Craig A. Vitrano resigned his positions as a director of One American Corp. and First American
Bank and Trust. Dr. Vitrano's reasons for resignation were personal.

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

     The financial statements as of December 31, 1999 were examined by Hannis T. Bourgeois, L L P, independent public accountants, who rendered an independent professional opinion. The financial statements as of June 30, 2000 were reviewed by Hannis T. Bourgeois, L L P.

Independent Accountant's Report

July 31, 2000



To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana


     We have reviewed the accompanying Consolidated Balance
Sheets of One American Corp. and Subsidiaries as of June 30, 2000 and 1999, the related Consolidated Statements of Income and Cash Flows for the three and six month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity and Cash Flows fir the six month periods then ended.

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

Respectfully submitted,

/s/ Hannis T. Bourgeois
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.



By: /s/ Frank J. Bourgeois
    Frank J. Bourgeois, President



August 11, 2000
Date