Form 10-Q
period 2000-09-30
ONE AMERICAN CORP
filed 2000-11-13
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended September 30, 2000	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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
Common stock $2.50 Par Value, 2,643,745 shares outstanding as of November 10, 2000.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
September 30, 2000, December 31, 1999, and September 30, 1999	3

Consolidated Statements of Income
for the three and nine month periods ended September 30, 2000 and 1999	4

Consolidated Statements of Changes in Stockholders' Equity
for the nine months ended September 30, 2000 and 1999	5

Consolidated Statements of Cash Flows
for the nine months ended September 30, 2000 and 1999	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three and nine months ended September 30, 2000, December 31, 1999,
and September 30, 1999	25

Interest Differentials
for the three and nine months ended September 30, 2000, December 31, 1999,
and September 30, 1999	26
Part II
Other Information

Legal Proceedings	27

Submission of Matters to a Vote of Security Holders	27

Other Information	27

Exhibits and Reports on Form 8-K	27

Management's Responsibility for Financial Reporting	28

Review by Independent Public Accountant	29

Signatures	30

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	September 30,	December 31,	September 30,
In thousands	2000	1999	1999
Assets
Cash and Due From Banks	$13,914	$16,494	$11,809
Interest Bearing Deposits in Other Banks	6,191	1,529	1,972
Federal Funds Sold and Securities
Purchased Under Resale Agreements	9,775	5,700	8,700
Securities Available for Sale (Amortized Cost of $91,138, $91,695,
and $96,387, respectively)	90,682	90,608	95,766

Loans	238,549	215,286	207,960
Less: Allowance for Loan Losses	(4,284)	(4,155)	(3,892)
Loans, Net	234,265	211,131	204,068

Bank Premises and Equipment	13,647	12,598	12,439
Other Real Estate	33	19	435
Accrued Interest Receivable	2,198	2,007	1,976
Other Assets	3,553	3,689	3,214
Total Assets	$374,258	$343,775	$340,379

Liabilities
Deposits:
Noninterest Bearing	$62,199	$56,208	$57,166
Interest Bearing	267,154	245,683	241,000
Total Deposits	329,353	301,891	298,166

Accrued Interest Payable	1,361	968	957
Other Liabilities	2,387	1,950	2,395
Total Liabilities	333,101	304,809	301,518

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	31,066	28,745	28,323
Accumulated Other Comprehensive Income	(302)	(718)	(410)
Treasury Stock - 353,637, 334,140 and 333,815 shares at cost	(2,107)	(1,561)	(1,552)
Total Stockholders' Equity	41,157	38,966	38,861
Total Liabilities and Stockholders' Equity	$374,258	$343,775	$340,379
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries	Three Months Ended		Nine Months Ended
for the three and nine month periods ended September 30, 2000 and 1999	Unaudited	Unaudited	Unaudited	Unaudited
In thousands, except per share data	2000	1999	2000	1999
Interest Income
Interest and Fees on Loans	$5,316	$4,473	$15,180	$12,692
Interest on Securities:
Taxable Interest	1,265	1,281	3,741	3,836
Nontaxable Interest	136	126	382	386
Total Interest on Securities	1,401	1,407	4,123	4,222
Other Interest Income	230	121	583	627
Total Interest Income	6,947	6,001	19,886	17,541
Interest Expense on Deposits	2,979	2,274	8,194	6,613
Net Interest Income	3,968	3,727	11,692	10,928
Provision for Loan Losses	225	225	600	675
Net Interest Income After
Provision for Loan Losses	3,743	3,502	11,092	10,253
Other Income
Service Charges on Deposit Accounts	560	563	1,653	1,594
Gain on Securities	0	(7)	7	(7)
Gain on Purchased Assets	218	159	638	900
Other Operating Income	324	265	991	825
Total Other Income	1,102	980	3,289	3,312
Income Before Other Expenses	4,845	4,482	14,381	13,565
Other Expenses
Salaries and Employee Benefits	1,535	1,390	4,433	4,057
Net Occupancy Expense	434	368	1,231	1,036
Net ORE and Repossession Expense	(2)	(27)	(5)	(10)
Other Operating Expenses	1,064	1,121	3,236	3,076
Total Other Expenses	3,031	2,852	8,895	8,159
Income Before Income Taxes	1,814	1,630	5,486	5,406
Applicable Income Taxes	527	515	1,695	1,752
Net Income	$1,287	$1,115	$3,791	$3,654

Net Income Per Share	$0.49	$0.42	$1.43	$1.37

Cash Dividends Per Share	$0.185	$0.180	$0.555	$0.540
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 2000 and 1999
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity
Balances, January 1, 2000	$7,500	$5,000	$28,745	($718)	($1,561)	$38,966
Comprehensive Income:
Net Income			3,791			3,791
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				423		423
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						4,207
Treasury Stock Purchased					(546)	(546)
Cash Dividends			(1,470)			(1,470)
Balances, September 30, 2000	7,500	5,000	31,066	(302)	(2,107)	41,157

Balances, January 1, 1999	7,500	5,000	26,111	609	(1,420)	37,800
Comprehensive Income:
Net Income			3,654			3,654
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				(1,026)		(1,026)
Loss on Sale of Securities Available-for-Sale				7		7
Total Comprehensive Income						2,635
Treasury Stock Purchased					(132)	(132)
Cash Dividends			(1,442)			(1,442)
Balances, September 30, 1999	$7,500	$5,000	$28,323	($410)	($1,552)	$38,861

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2000 and 1999	Unaudited	Unaudited
In thousands	2000	1999
Cash Flows From Operating Activities
Net Income	$3,791	$3,654
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(638)	(900)
Provision for Depreciation	708	709
Provision for Loan Losses	600	675
Net Amortization (Accretion) on Securities	(120)	(174)
Provision (Credit) for Deferred Income Taxes	237	(78)
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	(3)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(191)	157
(Increase) Decrease in Other Assets	(310)	309
Increase (Decrease) in Accrued Interest Payable	393	132
Increase (Decrease) in Other Liabilities	590	391
Net Cash Provided by Operating Activities	5,060	4,872
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	29,122	47,454
Purchases of Securities Available for Sale	(28,446)	(47,079)
Proceeds from Sale of Securities Available for Sale	0	2,000
Net (Increase) Decrease in Federal Funds Sold	(4,075)	2,825
Net (Increase) Decrease in Loans	(23,158)	(25,797)
Proceeds from Sale of Other Real Estate and Repossessions	48	57
Purchases of Premises and Equipment	(1,757)	(1,151)
Net Cash Used in Investing Activities	(28,266)	(21,691)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	4,205	(935)
Net Increase (Decrease) in Certificates of Deposits	23,257	9,910
Proceeds from Other Borrowings	7,000	570
Repayments of Amounts Borrowed	(7,153)	(126)
Dividends Paid	(1,475)	(1,442)
Treasury Stock Purchased	(546)	(132)
Net Cash Provided By Financing Activities	25,288	7,845
Increase (Decrease) in Cash and Cash Equivalents	2,082	(8,974)
Cash and Cash Equivalents - Beginning of Period	18,023	22,755
Cash and Cash Equivalents - End of Period	$20,105	$13,781
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2000 and 1999	Unaudited	Unaudited
In thousands	2000	1999
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$1,501	$1,745
Interest Paid on Deposits	$7,801	$6,200
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$62	$34
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$630	$606
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$214	$206
Noncash Financing Activities:
Dividends Declared and Not Paid	$490	$472
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
September 30, 2000
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the nine-month period ended September 30, 2000 are not an indication of the expected results for the annual period that ends December 31, 2000. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 1999.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at September 30, 2000 or 1999.

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

     Income Taxes - The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. Also, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such timing differences.
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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At September 30, 2000 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,646,952 and 2,667,731 for the three months ended September 30, 2000 and 1999, respectively, and 2,651,035 and 2,669,304 for the nine months ended September 30, 2000 and 1999, respectively.

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

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations September 30, 2000

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and nine-month periods ended September 30, 2000 and 1999. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1999 Annual Report on Form 10-K.

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

Third Quarter in Review

     For the third quarter of 2000, net income was $1.3 million compared to $1.1 million for the same quarter of 1999. Net interest income increased $241 thousand, other non-interest income increased $122 thousand, other expenses increased $179 thousand, and, accordingly, income taxes increased $12 thousand. Earnings per common share were $0.49 and $0.42 for the third quarters of 2000 and 1999, respectively. Return on average assets on an annualized basis was 1.42% for the current quarter, and 1.30% for the same quarter of 1999. Cash dividends were $.185 per share for the current quarter and $.180 per share for the same quarter of 1999.

     For the first nine months of 2000, net income was $3.8 million compared to $3.7 million for the same period of 1999. Earnings per common share were $1.43 and $1.37 for the first nine months of 2000 and 1999, respectively. Return on average assets on an annualized basis was

1.41% and 1.37% for the nine-month periods ended September 30, 2000 and 1999, respectively. For the same periods, return on average equity on an annualized basis was 12.64% and 12.74%. Cash dividends were $0.555 and $0.540 per share, respectively, for the nine-month periods ended September 30, 2000 and 1999.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.0 million, $246 thousand greater than that of the third quarter of 1999. The net interest margin (FTE) was 4.67% for the current quarter and 4.76% for the same quarter of 1999. For the nine months ended September 30, 2000, net interest income (FTE) was $11.9 million compared to $11.1 million for the same period of 1999. The net interest margin (FTE) was 4.74% and 4.77%, respectively, for the nine-month periods ended September 30, 2000 and 1999.

     During the third quarter of 2000, in comparison with the same quarter of 1999, average loans outstanding increased $32.1 million or 15.8% to $234.6 million. Average total deposits for the current quarter increased $25.1 million or 8.4% to $325.1 million when compared to the average total deposits for the same quarter of 1999. Average total assets for the current quarter increased $28.3 million or 8.3% to $370.3 million when compared to the total average assets of the third quarter of 1999. For the nine months ended September 30, 2000, in comparison with the same period in 1999, average loans outstanding increased $35.4 million or 18.4% to $228.1 million. Average total deposits for the current nine-month period increased $20.4 million or 6.9% to $317.2 million when compared to the average total deposits for the same period of 1999. Average total assets at September 30, 2000 increased $24.0 million or 7.1% to $361.9 million when compared to the total average assets at September 30, 1999.

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

     Net interest income (FTE) for the current quarter of 2000 was $4.0 million, 6.5% greater than the same quarter of 1999. The improvement in net interest income can be primarily attributed to the change in volume and in the rate of loans that provided an increase of $844 thousand in interest income when comparing the third quarter of 2000 to the third quarter of 1999. Offsetting this primarily were increases in interest expense caused by growth in volume as well as an increase in rates paid on certificates of deposits and money market accounts. Net interest income (FTE) for the first nine months of 2000 was $11.9 million, 6.8% greater than the same period of 1999. The improvement in net interest income can be primarily attributed to the change in volume of loans that provided an increase of $2.3 million in interest income when comparing the first nine months of 2000 to the same period in 1999. Again, higher rates and increased volumes in certificates of deposit and money market deposit accounts increased interest expense, somewhat offsetting the increase in loan interest income.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2000, average earning assets were $342.8 million, an increase of $26.5 million or 8.4% over the third quarter of 1999. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table Earning Asset Structure. Management's strategy continues to increase the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. The Bank's primary market area currently enjoys a strong economic climate that provides good lending opportunities. The average loan portfolio increased $32.1 million or 15.8% when compared to the quarter ended September 30, 1999. However, there is no guarantee that either similar levels of growth or the current strong economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest bearing liabilities with growth in certificates of deposit and money market accounts. In addition, the use of wholesale funding in the form of other borrowings increased from the quarter ended September 30, 1999 to the quarter ended September 30, 2000. This enabled continued growth while simultaneously controlling the cost of interest-bearing liabilities. The Bank also benefited from an increase in volume of non-interest bearing deposits, even though its relationship as a percentage of total deposits decreased slightly. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the current quarter of 2000, the average yield on earning assets was 8.12% while the average cost of interest bearing liabilities was 4.43%, producing a net interest spread (FTE) of 3.69%. The net interest margin (FTE) was 4.67% for the current quarter of 2000. In comparison, the net interest margin (FTE) for the same quarter of 1999 was 4.76%. The cost of interest-bearing liabilities during the third quarter of 1999 was 3.72%, while the yield on average earning assets was 7.61%, producing a net interest spread of 3.89%. For the nine-month period ended September 30, 2000, the average yield on earning assets was 8.01% while the average cost of interest bearing liabilities was 4.21%, producing a net interest spread (FTE) of 3.80%. The net interest margin (FTE) was 4.74% for the first nine months of 2000. In comparison, the net interest margin (FTE) for the same period of 1999 was 4.77%. The cost of interest-bearing liabilities during the first nine months of 1999 was 3.69%, while the yield on average earning assets was 7.61%, producing a net interest spread of 3.92%.

     The table of Average Balance Sheets and Interest Rate Analysis for the three-month periods ended September 30, 2000, June 30, 2000, and September 30, 1999, and the nine-month periods ended September 30, 2000 and 1999, and the corresponding table of Interest Differentials detail the effects that the changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables of Earning Asset Structure and Deposit Structure show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods being analyzed.

Average Earning Asset Structure	Third	Second			Third
In thousands	Quarter 2000		Quarter 2000		Quarter 1999
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets
Interest Bearing Deposits	$5,318	1.6%	$1,802	0.5%	$2,874	0.9%
Federal Funds Sold	10,348	3.0%	7,860	2.3%	7,140	2.3%
Securities
Taxable	81,942	23.9%	86,099	25.7%	94,370	29.8%
Non-Taxable	10,643	3.1%	9,671	2.9%	9,479	3.0%
Loans - Net	234,568	68.4%	230,549	68.6%	202,488	64.0%
Total Average Earning Assets	$342,819	100.0%	$335,981	100.0%	$316,351	100.0%

Average Deposit Structure	Third	Second			Third
In thousands	Quarter 2000		Quarter 2000		Quarter 1999
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits
Noninterest Bearing Deposits	$60,039	18.5%	$60,833	19.2%	$59,038	19.7%
NOW Accounts	21,127	6.5%	22,442	7.1%	22,224	7.4%
Savings Accounts	30,852	9.5%	32,366	10.2%	32,074	10.7%
Money Market Deposit Accounts	68,510	21.1%	68,960	21.8%	64,848	21.6%
Certificates of Deposits less than $100,000	118,182	36.3%	108,685	34.3%	103,194	34.4%
Total Average Core Deposits	298,710	91.9%	293,286	92.6%	281,378	93.8%
Certificates of Deposits greater than $100,000	26,340	8.1%	23,339	7.4%	18,550	6.2%
Total Average Deposits	$325,050	100.0%	$316,625	100.0%	$299,928	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	77.3%		76.1%		76.1%
Average Core Deposits
as a percentage of Total Average Assets	80.7%		80.9%		82.3%

Provision for Loan Losses

     Provision for Loan Losses were $225 thousand for both of the third quarters of 2000 and 1999. For the nine-month periods ended September 30, 2000 and 1999, Provisions for Loan Losses were $600 thousand and $675 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Other Income

     Other income for the current quarter was $1.1 million, an increase of $122 thousand or 12.5% compared to $980 thousand for the same quarter of 1999. Primarily accounting for this increase were gain on purchased assets and network fee income, which increased $59 thousand and $21 thousand, respectively, when compared to the three months ended September 30, 1999. For the nine-month period ended September 30, 2000, other income was $3.3 million, a decrease of $23 thousand or 0.1% from the same period in 1999. The main cause for this was gain on purchased assets, which decreased $262 thousand when compared to the first nine months of 1999.

     Gain on purchased assets was $218 thousand for the current quarter and $159 thousand for the same period of 1999. For the nine-month period ended September 30, 2000, gain on purchased assets was $638 thousand, a reduction of $262 thousand or 29.1% when compared to the same period of 1999. These gains are recognition of the collection of principal on certain loans acquired in past bank acquisitions. There was a greater than normal payment activity on such loans in the comparable periods ended September 30, 1999. The Bank continues to pursue the collection of these loans. Future gains on these assets, however, are indeterminable.

Other Expenses

     Other expenses were $3.0 million for the third quarter of 2000, an increase of $179 thousand or 6.3% over the same quarter of 1999. Salaries and employee benefits were $1.5 million for the current quarter compared to $1.4 million for the same of quarter of 1999. Net occupancy expense was $434 thousand for the current quarter, compared to $368 thousand for the second quarter of 1999. Other operating expenses were $1.1 million for the current quarter, a decrease of $57 thousand or 5.1% compared to the same quarter of 1999. Primarily accounting for the decrease in other operating expenses was a reduction in legal and professional fees.

     For the nine-month period ended September 30, 2000, other expenses were $8.9 million, an increase of $736 thousand or 9.0% over the same period of 1999. Salaries and employee benefits were $4.4 million for the current period compared to $4.1 million for the same period in 1999. Net occupancy expense was $1.2 million for the current nine months, compared to $1.0 million for the first nine months of 1999. Other operating expenses were $3.2 million for the current period, an increase of $160 thousand or 5.2% compared to the same period of 1999.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $527 thousand compared to $515 thousand for the third quarter of 1999. Effective tax rates were 29.1% for the third quarter of 2000 and 31.6% for the quarter ended September 30, 1999. For the nine months ended September 30, 2000 and 1999 effective tax rates were 30.9% and 32.4%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $298.7 million or 91.9% of total average deposits and 80.7% of total average assets. For a comparison with prior period quarters see the table entitled Deposit Structure. Other sources of liquidity are maturities in the investment portfolio, maturities and repayments in the loan portfolio, and advances from the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at September 30, 2000; the Bank would expect an increase in net interest income of $43 thousand in the event of a gradual 200 basis point increase in interest rates, and an decrease of $2 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
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
     The Interest Rate Sensitivity Table, on page 19 presents the Bank's interest rate sensitivity position at September 30, 2000, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-bearing liabilities exceed its interest-earning assets at the one year point in time suggesting the Bank is negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
September 30, 2000
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	09/30/01	09/30/02	09/30/03	09/30/04	09/30/05	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$45,585	$17,051	$7,350	$5,707	$3,716	$7,919	$0	$87,328	$87,328
Average Interest Rates	5.69%	6.23%	6.50%	6.40%	6.51%	5.51%	0.00%	5.93%
Variable-Rate Securities	1,843	460	167	142	121	621	0	3,354	3,354
Average Interest Rates	7.61%	6.85%	7.33%	7.33%	7.33%	7.33%	0.00%	7.42%
Total Investments	47,428	17,511	7,517	5,849	3,837	8,540	0	90,682	90,682
Average Interest Rates	5.77%	6.24%	6.51%	6.42%	6.54%	5.64%	0.00%	5.98%
Loans -
Fixed-Rate Loans, Net	94,851	34,465	25,183	17,110	16,444	14,711	1,696	204,460	201,670
Average Interest Rates	8.94%	8.61%	8.55%	8.41%	8.17%	7.81%	0.00%	8.58%
Variable-Rate Loans, Net	21,942	2,908	1,389	787	470	2,309	0	29,805	29,516
Average Interest Rates	8.84%	9.08%	9.03%	9.00%	8.85%	9.40%	0.00%	8.92%
Total Loans	116,793	37,373	26,572	17,897	16,914	17,020	1,696	234,265	231,186
Average Interest Rates	8.92%	8.65%	8.57%	8.44%	8.19%	8.03%	0.00%	8.62%
Interest-Bearing Deposits in Other Banks	6,191	0	0	0	0	0	0	6,191	6,191
Average Interest Rates	5.55%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.55%
Federal Funds Sold	9,775	0	0	0	0	0	0	9,775	9,775
Average Interest Rates	6.08%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.08%
Other Assets							33,345	33,345
Total Assets	$180,187	$54,884	$34,089	$23,746	$20,751	$25,560	$35,041	$374,258	$337,834
Liabilities
NOW and Super NOW Deposits	$2,538	$5,021	$5,021	$2,096	$2,096	$4,192	$0	$20,964	$19,147
Average Interest Rates	2.19%	2.19%	2.19%	2.19%	2.19%	2.19%	0.00%	2.19%
Insured Money Market Accounts	33,767	18,018	18,018	0	0	0	0	69,803	68,533
Average Interest Rates	4.11%	4.11%	4.11%	0.00%	0.00%	0.00%	0.00%	4.11%
Savings Deposits	2,893	7,636	7,636	3,024	3,024	6,048	0	30,261	28,325
Average Interest Rates	2.54%	2.54%	2.54%	2.54%	2.54%	2.54%	0.00%	2.54%
Variable-Rate Certificates of Deposit	796	2,102	2,102	832	832	1,666	0	8,330	8.081
Average Interest Rates	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%	0.00%	4.53%
Certificates of Deposits	125,848	9,224	2,011	325	388	0	0	137,796	137,330
Average Interest Rates	5.49%	5.37%	5.68%	5.35%	5.63%	0.00%	0.00%	5.49%
Non Interest Bearing Deposits	22,974	7,172	7,172	6,220	6,220	12,441	0	62,199	62,199
Other Interest Bearing Liabilities	165	176	188	200	213	327	0.00%	1,269	1,342
Average Interest Rates	6.30%	6.30%	6.30%	6.30%	6.30%	6.30%	0.00%	6.30%
Other Liabilities	0	0	0	0	0	0	2,479	2,479
Stockholders' Equity	0	0	0	0	0	0	41,157	41,157
Total Liabilities and
Stockholders' Equity	$188,981	$49,349	$42,148	$12,697	$12,773	$24,674	$43,636	$374,258

Interest Rate Sensitivity Gap	($8,794)	$5,535	($8,059)	$11,049	$7,978	$886	($8,595)	$0
Cumulative Interest Rate
Sensitivity Gap	($8,794)	($3,259)	($11,318)	($269)	$7,709	$8,595	$0

GAP / Assets	-2.35%	1.48%	-2.15%	2.95%	2.13%	0.24%	-2.30%
Cumulative GAP / Assets	-2.35%	-0.87%	-3.02%	-0.07%	2.06%	2.30%	0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 2000 and 1999, were $23.9 million and $20.2 million, respectively. The Bank had letters of credit of $350 thousand issued at September 30, 2000 compared to $425 thousand at September 30, 1999. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 2000 the available portion of these credit lines was $214 thousand compared to $305 thousand at September 30, 1999. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.6 million at September 30, 2000 and $5.3 million at September 30, 1999. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.3 million at September 30, 2000, or 1.8%, of loans outstanding. At September 30, 1999 the Allowance for Loan Losses was $3.9 million, or 1.9%, of loans outstanding. Net charge-offs (recoveries) were $7 thousand for the current quarter, versus ($131) thousand for the same quarter of 1999. Gross charge-offs as a percentage of average loans were .01% and (.06%) in the third quarters of 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 66.7% versus 1,216.4% for the same quarter of 1999. For the nine months ended September 30, 2000, net charge-offs (recoveries) were $471 thousand, versus $313 thousand for the same period of 1999. Gross charge-offs as a percentage of average loans were 0.31% and 0.22% in the first nine months of 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs were 11.0% versus 35.9%, respectively, for the nine-month periods ended September 30, 2000 and 1999.

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

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 2000 and 1999 were $206 thousand and $524 thousand, respectively. Impaired loans having recorded investments of $5.3 million at September 30, 2000 compared to $5.0 million at September 30, 1999 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.2 million at September 30, 2000 compared to $1.2 million at September 30, 1999. Interest received on impaired loans amounted to $344 thousand at September 30, 2000 compared to $328 thousand at September 30, 1999. Non-accrual loans not included in impaired loans were immaterial at September 30, 2000 and 1999.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $33 thousand at September 30, 2000 and $435 thousand at the close of the third quarter of 1999. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at September 30, 2000 and 1999.

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

Capital Adequacy Ratios
In Thousands	September 30,	December 31,	September 30,
2000	1999	1999
Tier 1 Capital:
Stockholders' Equity	$40,327	$38,957	$38,527
Tier 2 Capital:
Allowance for Loan Losses	2,848	2,505	2,443
Total Capital	$43,175	$41,462	$40,970

Risk-Weighted Ratios:
Tier 1 Capital	17.8%	19.6%	19.9%
Total Capital	19.1%	20.9%	21.1%
Leverage Ratio	10.9%	11.3%	11.3%
Stockholders' Equity	10.8%	11.3%	11.3%

Regulatory Risk-Based Capitalization Requirements
Significantly	Critically
Well	Adequately	Under	Under	Under
Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
Equity

     The Company's dividend policy is determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $4.4 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

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

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	Third Quarter 2000			Second Quarter 2000			Third Quarter 1999
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$5,318	$63.2	4.71%	$1,802	$28.0	6.23%	$2,874	$29.7	4.10%
Federal Funds Sold and Securities
Purchased under Resale Agreements	10,348	168.1	6.44%	7,860	125.4	6.40%	7,140	91.6	5.09%
Securities:
Taxable	81,942	1,263.7	6.12%	86,099	1,280.4	5.96%	94,370	1,281.6	5.39%
Non-Taxable*	10,643	206.1	7.68%	9,671	188.2	7.81%	9,479	190.9	7.99%
Loans - Net	234,568	5,316.0	8.99%	230,549	5,078.0	8.83%	202,488	4,472.4	8.76%
Total Earning Assets	342,819	7,017.1	8.12%	335,981	6,700.0	8.00%	316,351	6,066.2	7.61%
Allowance for Loan Losses	(4,142)			(3,923)			(3,659)
Nonearning Assets	31,641			30,361			29,360
Total Assets	370,318			362,419			342,052

Liabilities and Stockholders' Equity
NOW Accounts	21,127	109.3	2.05%	$22,442	120.6	2.16%	$22,224	109.1	1.95%
Savings Accounts	30,852	195.4	2.51%	32,366	203.8	2.53%	32,074	204.2	2.53%
Money Market Deposit Accounts	68,510	711.8	4.12%	68,960	681.7	3.97%	64,848	546.3	3.34%
Certificates of Deposits less than $100,000	118,182	1,566.7	5.26%	108,685	1,347.8	4.97%	103,194	1,180.8	4.54%
Certificates of Deposits greater than $100,000	26,340	362.7	5.46%	23,339	292.9	5.03%	18,550	211.1	4.51%
Total Interest-Bearing Deposits	265,011	2,945.9	4.41%	255,792	2,646.8	4.15%	240,890	2,251.5	3.71%
Other Borrowings	2,053	33.1	6.40%	3,523	55.2	6.28%	1,490	22.5	5.99%
Total Interest-Bearing Liabilities	267,064	2,979.0	4.43%	259,315	2,702.0	4.18%	242,380	2,274.0	3.72%
Non Interest-Bearing Deposits	60,039			60,833			59,038
Other Liabilities	2,114			1,774			1,632
Stockholders' Equity	41,101			40,497			39,002
Total Liabilities and Stockholders' Equity	$370,318			$362,419			$342,052

Net Interest Income - Tax Equivalent Basis*		4,038.1			3,998.0			3,792.2
Tax Equivalent Adjustment		(70.1)			(64.0)			(64.9)
Net Interest Income		$3,968.0			$3,934.0			$3,727.3

Net Interest Income - Spread*			3.69%			3.82%			3.89%

Net Interest Income as a % of Total Earning Assets*			4.67%			4.77%			4.76%
*Tax Equivalent Basis - 34% Rate for the periods dated
AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
	Nine Months Ended			Nine Months Ended
	September 30, 2000			September 30, 1999
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$3,347	$139.1	5.55%	$6,441	$266.4	5.53%
Federal Funds Sold and Securities
Purchased under Resale Agreements	9,769	444.8	6.08%	9,947	360.6	4.85%
Securities:
Taxable	83,898	3,740.1	5.95%	93,204	3,836.0	5.50%
Non-Taxable*	9,883	578.8	7.82%	9,364	584.8	8.35%
Loans - Net	228,079	15,180.0	8.89%	192,655	12,692.0	8.81%
Total Earning Assets	334,976	20,082.8	8.01%	311,611	17,739.8	7.61%
Allowance for Loan Losses	(4,073)			(3,551)
Nonearning Assets	30,979			29,775
Total Assets	361,882			337,835

Liabilities and Stockholders' Equity
NOW Accounts	22,156	347.2	2.09%	24,593	375.3	2.04%
Savings Accounts	31,800	601.8	2.53%	32,203	608.2	2.53%
Money Market Deposit Accounts	68,949	2,051.1	3.97%	63,395	1,531.2	3.23%
Certificates of Deposits less than $100,000	109,947	4,128.7	5.02%	100,687	3,453.3	4.59%
Certificates of Deposits greater than $100,000	24,840	956.0	5.14%	17,429	587.0	4.50%
Total Interest-Bearing Deposits	257,692	8,084.8	4.19%	238,307	6,555.0	3.68%
Other Borrowings	2,322	109.2	6.28%	1,323	58.0	5.86%
Total Interest-Bearing Liabilities	260,014	8,194.0	4.21%	239,630	6,613.0	3.69%
Non Interest-Bearing Deposits	59,555			58,520
Other Liabilities	1,779			1,445
Stockholders' Equity	40,534			38,240
Total Liabilities and Stockholders' Equity	$361,882			$337,835

Net Interest Income - Tax Equivalent Basis*		11,888.8			11,126.8
Tax Equivalent Adjustment		(196.8)			(198.8)
Net Interest Income		$11,692.0			$10,928.0

Net Interest Income - Spread*			3.80%			3.92%

Net Interest Income as a % of Total Earning Assets*			4.74%			4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
							Nine Months Ended
	Third Quarter 2000			Third Quarter 2000			September 30, 2000
	vs			vs			vs
	Second Quarter 2000			Third Quarter 1999			September 30, 1999
	Change due to		Total	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Interest-Bearing Deposit Accounts	$54.6	($19.4)	$35.2	$25.3	$8.2	$33.5	($128.0)	$0.7	($127.3)
Federal Funds Sold	39.7	3.0	42.7	41.2	35.3	76.5	(6.5)	90.7	84.2
Securities:
Taxable	(61.8)	45.1	(16.7)	(168.8)	150.9	(17.9)	(383.0)	287.1	(95.9)
Non-Taxable*	18.9	(1.1)	17.8	23.4	(8.3)	15.1	32.4	(38.4)	(6.0)
Loans	88.5	149.5	238.0	708.6	135.0	843.6	2,333.7	154.3	2,488.0
Total Interest Income	139.9	177.1	317.0	629.7	321.1	950.8	1,848.6	494.4	2,343.0

Interest-Bearing Liabilities:
NOW Accounts	(7.1)	(4.2)	(11.3)	(5.4)	5.6	0.2	(37.2)	9.1	(28.1)
Savings Accounts	(9.5)	1.1	(8.4)	(7.8)	(1.0)	(8.8)	(7.6)	1.2	(6.4)
Money Market Deposit Accounts	(4.4)	34.5	30.1	30.8	134.7	165.5	134.1	385.8	519.9
Certificates of Deposits less than $100,000	117.8	101.1	218.9	171.5	214.4	385.9	317.6	357.8	675.4
Certificates of Deposits greater than $100,000	37.7	32.1	69.8	88.7	62.9	151.6	249.6	119.4	369.0
Other Borrowings	(23.0)	0.9	(22.1)	8.5	2.1	10.6	43.8	7.4	51.2
Total Interest Expense	111.5	165.5	277.0	286.3	418.7	705.0	700.3	880.7	1,581.0
Increase (Decrease) in
Interest Differential	$28.4	$11.6	$40.0	$343.4	($97.6)	$245.8	$1,148.3	($386.3)	$762.0

*Tax Equivalent Basis - 34% Rate for the periods dated

                                                           Page 26
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

     The financial statements as of December 31, 1999 were examined by Hannis T. Bourgeois, L L P, independent public accountants, who rendered an independent professional opinion. The financial statements as of September 30, 2000 were reviewed by Hannis T. Bourgeois, L L P.

Independent Accountant's Report

October 18, 2000

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of September 30, 2000 and 1999, the related Consolidated Statements of Income for the three and nine month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity and Cash Flows for the nine month periods then ended.

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

November 10, 2000
Date

