Form 10-K
period 2000-12-31
ONE AMERICAN CORP
filed 2001-03-28
CIK 708817

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the
Fiscal Year Ended December 31, 2000

One American Corp	0-12437
(Exact name of registrant as specified in its charter)	(Comm. File No.)

Louisiana	72-0948181
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation of Organization)

2785 LA Hwy 20 West
P.O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code:	(225) 265-2265

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $2.50 Par Value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that theregistrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $54,254,450 (2,170,178 Shares @ $25.00 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $2.50 Par Value, 2,621,177 shares outstanding as of March 8, 2001.
Documents Incorporated by Reference
Document	Part of Form 10-K
Definitive Proxy Statement for 2001	Part I and Part III
Annual Meeting of Stockholders

     *For purposes of the computation, shares (450,999) owned by executive officers, directors and 5% shareholders have been excluded.

	Part I

Item 1	Description of Business	3
	Supplemental financial Information:
	Average Balance Sheets and Interest Yield Analysis	8
	Interest Differentials	8
	Securities Portfolio	8
	Loan Portfolio	8
	Non-Performing Loans	8
	Summary of Loan Loss Experience	9
	Deposits	9
	Return on Equity and Assets	9

Item2	Description of Properties	9

Item 3	Legal Proceedings	10

Item 4	Submission of matters to a Vote of Security Holders	10

	Part II

Item 5	Market for Registrant's Common Stock
	And Related Security Holder matters	10

Item 6	Selected Financial Data	11

Item 7	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13

Item 8	Financial Statements and Supplementary Data	27

Item 9	Disagreements on Accounting and Financial Disclosure	51

	Part III

Item 10	Directors and Officers of the Registrant	51

Item 11	Executive Compensation	51

Item 12	Security ownership of Certain Beneficial Owners and Management	51

Item 13	Certain Relationships and Related Transactions	51

	Part IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	51

	Signatures	52

                                                            Page 2
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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 8, 2001.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana, and nineteen branch offices and one loan production office. Four offices are located in St. James Parish in the cities of Vacherie, Gramercy, and Lutcher. Two offices are located in Lafourche Parish in the city of Thibodaux. Six offices are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose. Two offices are located in Jefferson Parish, one in the city of Kenner, the other in Metairie. One office is located in St. John Parish in the city of LaPlace. One office is located in Tangipahoa Parish in the city of Hammond. Two offices are located in Assumption Parish, one in the in the city of Napoleonville, and one in the city of Pierre Part. One office is located in Ascension Parish in the city of Donaldsonville. This facility opened for business in August 2000. One loan production office is located in St. Tammany Parish in the city of Mandeville. In addition, the Luling office, as well as the office of First American Agency, L.L.C., a subsidiary of the Bank, was relocated into a larger facility in July 2000.

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

     The Bank is engaged in primarily the same business operations as any independent commercial bank, with special emphasis in retail banking, including the acceptance of checking and saving deposits, and the making of commercial, real estate, personal, home improvement, automobile and other installment and term loans. The Bank also offers travelers' cheques, safe deposit boxes, note collection, escrow and other customary bank services to its customers with the exception of trust services. In addition, the Bank offers drive-up teller services, automated teller machines, and night depository facilities. Through its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), the Bank provides general insurance agent services related to property and casualty, credit life, accident and health, and general liability insurance as well. First American Bank and Trust is insured under the Federal Deposit Insurance Act, but is not a member of the Federal Reserve System.

     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family, and other consumer expenditures; and (3) commercial loans. As of December 31, 2000, these three categories accounted for approximately 85.5%, 6.1%, and 8.4%, respectively, of the loan portfolio of the Bank. (See Note E in the 2000 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the deposits of the Bank are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. At December 31, 2000, State and Political Subdivisions maintained time deposits and money market deposits account balances of $7.2 million, interest bearing demand deposits of $5.1 million, and non-interest bearing demand deposits of $1.4 million. Although no agreements or understandings exist between these particular customers and the Bank regarding time deposits, management does not believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 2000, the Bank had 16,006 demand deposit accounts with a total balance of $63.0 million, 1,034 NOW and Super NOW accounts with a total balance of $22.0 million, 2,730 Insured Money Market Accounts with a balance of $73.6 million, 15,085 savings accounts with a total balance of $30.3 million, and 8,785 other time deposit accounts with a total balance of $140.0 million.

     There are no securities held by the Bank that are subject to repurchase agreements.

     The Bank holds no patents, registered trademarks, licenses (other than licenses required to be obtained from appropriate bank regulatory agencies), franchises, or concessions. In 1998, First American Agency, L.L.C., a wholly-owned subsidiary of the Bank, was formed. Through this subsidiary, the Bank provides insurance services in its market area. Other than this entry into the insurance business, there has been no significant change in the kinds of services offered by the Bank during the last three fiscal years.

     The Bank has not engaged in any research activities relating to the development of new services or the improvement of existing services except in the normal course of the business activities. The Bank presently has no plans for any new line of business requiring the investment of a material amount to total assets.

     Most of the business of the Bank originates from within the Louisiana parishes of St. James, St. Charles, Jefferson, Lafourche, St. John, Tangipahoa, Assumption, and Ascension; however, some business originates in the communities immediately surrounding these parishes. There has been no material effect upon the capital expenditures of the Bank, earnings, or competitive position as a result of federal, state, or local environmental regulations.

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

     The Agency operates out of offices at 13919 River Road, Suite 110, Luling, St. Charles Parish, Louisiana. The Agency relocated to this office from its former office in Destrehan, St. Charles Parish, Louisiana in July 2000. The Agency provides general insurance agent services for the Company and its subsidiary. The Agency also provides agent services in relation to property and casualty, credit life, accident and health, and general liability insurance that may be related to the extension of credit or other financial services of the Bank.

Competition

     The Company's general market area contains approximately 221 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, the portion of Jefferson Parish located on the east bank of the Mississippi river, the south central portion of Tangipahoa Parish, Assumption Parish, Ascension Parish, and St. Tammany Parish, all located in Louisiana. These parishes have experienced moderate population growth over the last several years.

     In the primary market area, there are several banks, credit unions, and branches of savings and loan institutions aggressively pursuing loans, deposits and other accounts.

     Interest rates on loans made and deposits received were mostly deregulated by law in 1983, and are substantially the same among banks operating in the area served. Competition among banks for loan customers is generally governed by such factors as loan terms other than interest charges, restrictions on borrowers and compensating balances, and the services offered by the bank. Competition for deposits is governed primarily by the services offered, including convenience of location.

     In addition, federal regulations have significantly broadened the powers of savings and loan institutions with the result that such institutions may now engage in certain activities formerly permitted only to banks. The Company has experienced no major effects from this legislation at this time.

Employees

     The Company has approximately 180 full time employees and 7 part-time employees. Management considers its relationship with the employees to be good.

Supervision and Regulation

     The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (the "Act"), as amended, is subject to the provisions of the Act and to regulation by the Board of Governors of the Federal Reserve System (the "Board").

     The Act requires the Company to file with the Board annual reports containing such information as the Board may require. The Board is authorized by the Act to examine the Company and all of its activities. The activities that may be engaged in by the Company and its subsidiaries are limited by the Act to those closely related to banking, managing, or controlling banks as to be a proper incident thereto. In determining whether a particular activity is a proper incident to banking or managing or controlling banks, the Board must consider whether its performance by an affiliate of a holding company can reasonably be expected to produce benefits to the public, such as convenience, increased competition, or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, unfair competition, conflicts of interest, or unsound banking practices.

     The Board has adopted regulations implementing the provisions of the Act with respect to the activities of bank holding companies. Such regulations reflect a determination by the Board that the following activities are permissible for bank holding companies: (1) making, for its own account or for the account of others, loans such as would be made, for example, by a mortgage, finance or factoring company; (2) operating as an industrial bank; (3) servicing loans; (4) acting as a fiduciary; (5) acting as an investment or financial advisor, including acting in such capacity for a mortgage investment trust or real estate investment trust; (6) leasing personal or real property, where the lease is to serve as the functional equivalent of an extension of credit to the lessee of the property; (7) investing in community welfare corporations or projects; (8) providing bookkeeping and data processing services for a bank holding company and its subsidiaries, or storing and processing certain other banking, financial, or related economic data; (9) acting as an insurance agent, principally insurance issued in connection with extensions of credit by the holding company or any of its subsidiaries; (10) underwriting credit life and credit accident and health insurance related to extensions of credit; (11) providing courier services for documents and papers related to banking transactions; (12) providing management consulting advice to non-affiliated banks; and (13) selling money orders, travelers cheques and U.S. Savings Bonds. In each case, the Company must secure the approval of the Board before engaging in any of these activities.

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

     The Louisiana Bank Holding Company Act, as amended in 1984, authorized multi-bank holding companies within the state. Certain limitations and restrictions were set, which expired July 1, 1989. These restrictions limit acquisitions of additional banks to those that have been in existence for at least five years. The State Commissioner of Financial Institutions is authorized to administer the Louisiana Act by issuance of orders and regulations.

     In addition, Louisiana banking laws were changed in 1985 and 1986 to allow interparish banking, limited statewide branching beginning January 1, 1987, and regional banking beginning July 1, 1987. These changes have allowed Louisiana banks, regional banks, and other financial institutions to engage in a wider range of activities than were previously allowed to such institutions. The restrictions on state banking were repealed in 1988, with the intention of allowing state charted banks to establish branch offices state wide.

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

     Additional information regarding supervision and regulation can be found in the 2000 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 2000. The capital ratios are included in the 2000 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations, the Bank could pay in dividends without regulatory approval approximately $4.5 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Statistical Information

     The following data contains information concerning the business and operations of One American Corp., its wholly-owned subsidiary, First American Bank and Trust , and its wholly-owned subsidiary, First American Agency, L.L.C. This information should be read in conjunction with Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis
          for the years ended December 31, 2000, 1999, and 1998

Interest Differential

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 2000, 1999, and 1998

Securities Portfolio

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 2000 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 2000, that exceeded, in aggregate by issuer, 10% of Stockholders' Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 2000, 1999, 1998, 1997, and 1996

Non-Performing Loans

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 2000, 1999, 1998, 1997, and 1996

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 2000, 1999, 1998, 1997, and 1996

Deposits

     The following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis
          for the years ended December 31, 2000, 1999, and 1998

Also, the following information called for by Item 1 is included in the 2000 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     Maturities of time deposits of $100,000 or more at December 31, 2000, are summarized below:
In thousands

3 Months or Less	$8,333
Over 3 through 6 Months	4,741
Over 6 through 12 Months	10,035
Over 12 Months	1,422
$24,531

Return on Equity and Assets

     The following information called for by Item 1 is included in the 2000 Form 10-K in the Section titled Item 6. "Selected Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 2000, 1999, 1998, 1997, and 1996
     Average Stockholders' Equity
          December 31, 2000, 1999, 1998, 1997, and 1996
     Selected Ratios
          for the years ended December 31, 2000, 1999, 1998, 1997, and 1996
     Per Share
          for the years ended December 31, 2000, 1999, 1998, 1997, and 1996

Item 2. Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust, the Company owns the premises in which its main office, operation center, and sixteen of its branch offices are located and holds a lease for the two remaining branch offices. The Bank also leases the premises from which its Loan Production Office and First American Agency, L.L.C. operate. In addition, the Bank acquired a site for a future branch office in Mandeville, St. Tammany Parish, Louisiana.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

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

	2000	1999
First Quarter	$28.00	$27.00
Second Quarter	$28.00	$27.00
Third Quarter	$28.00	$27.00
Fourth Quarter	$28.00	$28.00

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

Item 6. Selected Financial Data

One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2000, 1999, 1998, 1997, and 1996
($ in thousands, except per share data)
	2000	1999	1998	1997	1996
Assets
Cash and Due from Banks	$16,119	$18,023	$22,755	$13,115	$13,946
Securities	103,337	96,308	111,035	127,027	125,219
Loans	234,786	211,131	178,462	146,975	132,776
Other Assets	19,607	18,313	17,124	15,277	14,170
Total Assets	$373,849	$343,775	$329,376	$302,394	$286,111
Liabilities and Stockholders' Equity
Deposits	$328,903	$301,891	$289,191	$263,657	$250,704
Other Liabilities	2,935	2,918	2,385	2,482	1,872
Stockholders' Equity	42,011	38,966	37,800	36,255	33,535
Total Liabilities and Stockholders' Equity	$373,849	$343,775	$329,376	$302,394	$286,111
Average Total Assets	$365,409	$339,975	$312,545	$292,308	$278,223
Average Stockholders' Equity	$41,051	$38,863	$36,730	$35,022	$32,287

Selected Ratios:
Loans to Assets	62.80%	61.42%	54.18%	48.60%	46.41%
Loans to Deposits	71.38%	69.94%	61.71%	55.74%	52.96%
Deposits to Assets	87.98%	87.82%	87.80%	87.19%	87.62%
Equity to Assets	11.24%	11.33%	11.48%	11.99%	11.72%
Return on Average Assets	1.31%	1.34%	1.30%	1.38%	1.82%
Return on Average Equity	11.65%	11.76%	11.06%	11.52%	15.64%
Dividend Payout	41.22%	42.39%	46.97%	41.85%	28.10%
Avg. Equity-to-Avg. Assets	11.23%	11.43%	11.75%	11.98%	11.60%

Condensed Consolidated Statements of Income
for the years ended December 31, 2000, 1999, 1998, 1997, and 1996
	2000	1999	1998	1997	1996
Interest Income	$26,935	$23,613	$22,249	$20,757	$19,717
Interest Expense	11,287	8,958	8,335	7,712	7,244
Net Interest Income	15,648	14,655	13,914	13,045	12,473

Provision for Loan Losses	825	900	1,200	1,025	90
Net Interest Income After
Provision for Loan Losses	14,823	13,755	12,714	12,020	12,383
Noninterest Income	3,980	4,053	3,548	3,669	3,929
Noninterest Expense	11,900	11,080	10,316	9,602	8,981
Income Before Income Tax	6,903	6,728	5,946	6,087	7,331
Applicable Income Tax	2,119	2,159	1,885	2,050	2,281
Net Income	$4,784	$4,569	$4,061	$4,037	$5,050
Per Share:
Net Income	$1.81	$1.71	$1.51	$1.49	$1.87
Cash Dividends	$0.74	$0.73	$0.71	$0.63	$0.53
Book Value - End of Year	$15.92	$14.62	$14.15	$13.41	$12.41

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 2000 and 1999

2000	FOURTH	THIRD	SECOND	FIRST
($ in thousands, except per share data)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$7,049	$6,947	$6,636	$6,303
Interest Expense	3,093	2,979	2,702	2,513
Net Interest Income	3,956	3,968	3,934	3,790

Provision for Loan Losses	225	225	225	150

Net Interest Income after Provision
for Loan Losses	3,731	3,743	3,709	3,640
Noninterest Income	691	1,102	916	1,271
Noninterest Expense	3,005	3,031	3,103	2,761

Income before Income Taxes	1,417	1,814	1,522	2,150

Applicable Income Taxes	424	527	465	703

Net Income	$993	$1,287	$1,057	$1,447

Per Share:
Net Income	$0.38	$0.49	$0.40	$0.54
Dividends	$0.19	$0.19	$0.18	$0.18

1999	FOURTH	THIRD	SECOND	FIRST
($ in thousands, except per share data)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$6,072	$6,001	$5,919	$5,621
Interest Expense	2,345	2,274	2,214	2,125
Net Interest Income	3,727	3,727	3,705	3,496

Provision for Loan Losses	225	225	225	225

Net Interest Income after Provision
for Loan Losses	3,502	3,502	3,480	3,271
Noninterest Income	741	980	1,494	838
Noninterest Expense	2,920	2,852	2,804	2,504

Income before Income Taxes	1,323	1,630	2,170	1,605

Applicable Income Taxes	407	515	714	523

Net Income	$916	$1,115	$1,456	$1,082

Per Share:
Net Income	$0.34	$0.42	$0.54	$0.41
Dividends	$0.19	$0.18	$0.18	$0.18

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

Overview of 2000

     Net income for the year 2000 was $4.8 million compared to $4.6 million for the year 1999. For the year ended 2000, earnings per share were $1.81 compared to $1.71 in 1999. Return on average assets was 1.31% and 1.34% for the years ended 2000 and 1999 respectively. For the years ended 2000 and 1999, return on average stockholders' equity was 11.65% and 11.76%, respectively.
     Net interest income for 2000 was $15.6 million, a 6.8% increase over the $14.7 million for 1999. The net interest margin on a fully tax equivalent basis (FTE) was 4.71% for the current year and 4.77% for the same period of 1999.
     During the year 2000, in comparison with the same period of 1999, average loans outstanding increased $33.1 million or 16.8% due to continued efforts to grow the percentage of earning assets represented by loans and taking advantage of an increased loan demand. Average total deposits for the year 2000 increased $22.2 million or 7.4% when compared to the average total deposits for the same period of 1999. Average total assets for the current year increased $25.4 million or 7.5% when compared to the total average assets of the year 1999. Average stockholders' equity for 2000 was $41.1 million, an increase of 5.6% over the average stockholders' equity for 1999.
     A new full-service office was opened in the city of Donaldsonville, Ascension Parish, Louisiana in August 2000. With the opening of this facility, the Bank had in operation a total of nineteen full-service offices and one loan production office. In addition, the Luling, Louisiana full-service office as well as the office of the Agency was relocated into a new, larger facility in Luling in July 2000.

Earnings Analysis

     Net Interest Income - Net interest income is the difference between interest and fees generated from interest earning assets and the interest expense for interest bearing liabilities and is the primary source of earnings for the Bank. For analytical purposes, net interest income is presented on a tax equivalent basis. A 34% tax rate is used for all periods presented. Certain earning assets are exempt from income taxes; therefore, a tax equivalent adjustment is included so that tax-exempt earning assets will be compatible with other earning assets. The primary factors that affect net interest income are the changes in volume and mix of earning assets and interest-bearing liabilities, along with the change in market rates.
     Net interest income on a fully tax equivalent basis (FTE) increased $998 thousand or 6.7%. Net interest income (FTE) for 2000 was $15.9 million compared to $14.9 million for the prior year. Net interest income (FTE) for 1998 was $14.2 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $25.1 million or 8.0% to $338.0 million during 2000. Average earning assets were $313.0 million in 1999 and $287.8 million in 1998. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in Table 1, "Average Earning Asset Structure and Average Deposit Structure". Management's continued strategy is to increase the Bank's earning asset mix to include a greater percentage of higher yielding loans over lower yielding securities. The primary market area of the Bank currently enjoys a strong economic climate that provides lending opportunities that did not exist in the past. The level of growth in the loan portfolio has remained stable in the years 2000 and 1999, however, the percent of average loans to average earning assets increased from 63.0% to 68.2%. Also, there is no assurance that either similar levels of growth or the current strong economic climate will continue into the future.
     The trend over the years compared shows an increase in interest bearing liabilities with the largest growth occurring in certificates of deposit and money market deposit accounts. Also beneficial was the increase in the levels of non interest bearing deposits, although its relationship as a percentage of total deposits remained relatively stable. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.
     For the year ended 2000, the average yield on earning assets was 8.05%, while the average cost of interest bearing funds was 4.31%, producing a net interest spread (FTE) of 3.74%. The net interest margin (FTE) was 4.71% for the year ended 2000. The net interest margin decreased when compared to the net interest margins of 4.77% and 4.94% for the years ended 1999 and 1998, respectively, because the yield on earning assets increased by fewer basis points than did the increase in the cost of interest bearing liabilities.
     Table 5, "Average Balance Sheets and Interest Rate Analysis", and Table 6, "Interest Differentials", for the periods ended December 31, 2000, 1999, and 1998 detail the effect the changes in average balances outstanding and the changes in interest yield and costs have had on net interest income for the respective periods. Also, Table 1, "Average Earning Asset Structure and Average Deposit Structure" shows a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses was $825 thousand in 2000, a decrease of $75 thousand from the provision for loan losses of $900 thousand in 1999. The provision for loan losses in 1998 was $1.2 million. See the sections entitled Allowance for Loan Losses and Non-Performing Assets for more details on the Provision for Loan Losses.

Noninterest Income

     Noninterest income was $4.0 million for 2000 and $4.1 million for 1999. Service charges on deposit accounts were $2.2 million for 2000 and 1999. Gain on purchased assets decreased $287 thousand to $699 thousand for 2000 when compared to the prior year. These gains are recognition of collection of principal on certain loans acquired in past Bank acquisitions. The Bank continues to pursue the collection of these loans. However, the amount of future gains, if any are indeterminable.
     Other operating income for 2000 was $1.0 million compared to $900 thousand in 1999. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank.
     The Bank recovered $7 thousand as gains from security transactions during the year 2000. These securities included Louisiana Agricultural Finance Authority Bonds and Louisiana Housing Finance Authority Bonds that were partially written off in accordance with regulatory directives in May of 1992.

Noninterest Expense

     Noninterest expense totaled $11.9 million in 2000, a 7.4% increase over the 1999 total of $11.1 million. Salaries and employee benefits increased $420 thousand or 7.3%, to $6.2 million for 2000 compared to 1999. The increase in salaries was due to an increase in personnel from the opening of new and projected full service offices in addition to normal annual salary adjustments. Net occupancy expense was $1.6 million for 2000 and $1.4 million for 1999. Equipment expense was $1.5 million for 2000 and 1999. Other operating expenses totaled $2.6 million and $2.4 million, respectively, for 2000 and 1999, an increase of $133 thousand or 5.5%. For a further analysis of other operating expenses see Note K.
     Net other real estate and repossession expense was a $5 thousand benefit for 2000, compared to a $19 thousand expense in 1999. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. During 2000, expenses of carrying other real estate and other repossessed assets totaled $6 thousand. These costs were offset by the income generated from the operations of other real estate of $11 thousand.
     For 1999, net other real estate and repossession expense produced a cost of $19 thousand. Expenses from other real estate totaled $2 thousand and losses from the sale of other real estate totaled $27 thousand, both of which were offset by income from the operations of other real estate of $10 thousand. Management strives to convert these non-performing assets into investable funds at values beneficial to the earnings of the Bank.

Applicable Income Taxes

     Applicable income taxes for 2000, 1999, and 1998 were $2.1 million, $2.2 million, and $1.9 million, respectively, producing an effective tax rate of 31%, 32%, and 32%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Table 1-

Average Earning Asset Structure
In thousands	2000		1999		1998
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets

Interest Bearing Deposits	$4,248	1.3%	$5,679	1.8%	$5,128	1.8%
Federal Funds Sold	10,153	3.0%	10,107	3.2%	11,144	3.9%
Securities
Taxable	83,050	24.6%	90,429	29.0%	97,988	34.0%
Non-Taxable	10,147	3.0%	9,460	3.0%	10,263	3.6%
Loans - Net	230,468	68.1%	197,291	63.0%	163,321	56.7%
Total Average Earning Assets	$338,066	100.0%	$312,966	100.0%	$287,844	100.0%

Average Deposit Structure
In thousands	2000		1999		1998
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest Bearing Deposits	$60,780	19.0%	$58,107	19.5%	$54,161	19.9%
NOW Accounts	21,947	6.8%	23,938	8.0%	24,063	8.8%
Savings Accounts	31,389	9.8%	32,150	10.8%	31,277	11.4%
Money Market Deposit Accounts	69,914	21.8%	64,252	21.6%	55,992	20.4%
Certificates of Deposits less than $100,000	112,436	35.1%	102,085	34.2%	93,909	34.4%
Total Average Core Deposits	296,466	92.5%	280,532	94.1%	259,402	94.9%
Certificates of Deposits greater than $100,000	23,940	7.5%	17,718	5.9%	13,876	5.1%
Total Average Deposits	$320,406	100.0%	$298,250	100.0%	$273,278	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	76.8%		76.7%		76.1%

Average Core Deposits
as a percentage of Total Average Assets	81.1%		82.5%		83.0%

Liquidity

     Liquidity management is the process of ensuring that the Bank's asset and liability structure can meet the withdrawal demands of its depositors, fund loan commitments, and provide for other funding requirements. Management's primary source of funds is the core deposit base of the Bank. At December 31, 2000, average core deposits were approximately $296.5 million or 93% of total average deposits and 81% of total average assets. For a comparison with prior period year ends, see the table entitled Average Deposit Structure. Other sources of liquidity are maturities in the investment portfolio and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulty in either meeting the needs of its depositors or funding future loan commitments.

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
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of dynamic income simulation, at December 31, 2000 the Bank would expect a decrease in net interest income of $46,000 in the event of a gradual 200 basis point increase in interest rates and an increase of $49,000 in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the interest rate risk policy limits of the Bank.
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
     Table 2, "Interest Rate Sensitivity Table", presents the Bank's interest rate sensitivity position at December 31, 2000, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. Table 2 indicates that the Company's interest earning assets exceed its interest bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the net income of the Bank because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. Therefore, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Table 2-

Interest Rate Sensitivity Table
December 31, 2000
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$50,277	$14,355	$6,259	$5,876	$3,856	$10,367	$0	$90,990	$90,990
Average Interest Rates	5.84%	6.27%	6.49%	6.35%	6.45%	5.56%	0.00%	5.98%
Variable-Rate Securities	1,916	395	156	133	113	584	0	3,297	3,297
Average Interest Rates	7.31%	7.00%	7.57%	7.58%	7.58%	7.58%	0.00%	7.35%
Total Investments	52,193	14,750	6,415	6,009	3,969	10,951	0	94,287	94,287
Average Interest Rates	5.89%	6.29%	6.52%	6.38%	6.48%	5.66%	0.00%	6.03%
Loans -
Fixed-Rate Loans, Net	103,035	37,799	26,838	14,669	13,015	9,492	1,947	206,795	204,794
Average Interest Rates	9.07%	8.63%	8.62%	8.39%	8.28%	7.86%	0.00%	8.69%
Variable-Rate Loans, Net	20,725	2,511	1,386	689	437	2,243	0	27,991	28,744
Average Interest Rates	9.15%	9.01%	9.05%	8.94%	9.07%	9.39%	0.00%	9.14%
Total Loans	123,760	40,310	28,224	15,358	13,452	11,735	1,947	234,786	233,538
Average Interest Rates	9.08%	8.65%	8.64%	8.41%	8.31%	8.15%	0.00%	8.75%
Interest Bearing Deposits in
Other Banks	3,386	0	0	0	0	0	0	3,386	3,386
Average Interest Rates	6.04%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.04%
Federal Funds Sold	9,050	0	0	0	0	0	0	9,050	9,050
Average Interest Rates	6.31%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.31%
Other Assets							32,340	32,340
Total Assets	$188,389	$55,060	$34,639	$21,367	$17,421	$22,686	$34,287	$373,849
Liabilities
NOW and Super NOW Deposits	$2,893	$5,167	$5,167	$2,201	$2,201	$4,402	$0	$22,031	$20,642
Average Interest Rates	2.18%	2.18%	2.18%	2.18%	2.18%	2.18%	0.00%	2.18%
Insured Money Market Accounts	35,695	18,948	18,948	0	0	0	0	73,591	72,738
Average Interest Rates	4.01%	4.01%	4.01%	0.00%	0.00%	0.00%	0.00%	4.01%
Savings Deposits	3,100	7,462	7,462	3,003	3,003	6,007	0	30,037	28,856
Average Interest Rates	2.54%	2.54%	2.54%	2.54%	2.54%	2.54%	0.00%	2.54%
Variable-Rate Certificates of Deposit	852	2,051	2,051	826	826	1,651	0	8,257	8,226
Average Interest Rates	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%	0.00%	4.53%
Certificates of Deposit	117,461	11,784	1,987	50	452	0	0	131,734	131,648
Average Interest Rates	5.76%	5.41%	5.65%	5.08%	5.60%	0.00%	0.00%	5.73%
Non Interest Bearing Deposits	23,596	7,177	7,177	6,326	6,326	12,651	0	63,253	63,253
Other Interest Bearing Liabilities	214	227	242	156	125	252	0.00%	1,216	1,224
Average Interest Rates	6.12%	6.12%	6.12%	6.01%	5.87%	5.43%	0.00%	5.94%
Other Liabilities	0	0	0	0	0	0	1,719	1,719	325,363
Stockholders' Equity	0	0	0	0	0	0	42,011	42,011
Total Liabilities and
Stockholders' Equity	$183,811	$52,816	$43,034	$12,562	$12,933	$24,963	$43,730	$373,849

Interest Rate Sensitivity Gap	$4,578	$2,244	($8,395)	$8,805	$4,488	($2,277)	($9,443)	$0
Cumulative Interest Rate
Sensitivity Gap	$4,578	$6,822	($1,573)	$7,232	$11,720	$9,443	$0

GAP / Assets	1.22%	0.60%	-2.25%	2.36%	1.20%	-0.61%	-2.53%
Cumulative GAP / Assets	1.22%	1.82%	-0.42%	1.93%	3.13%	2.53%	0.00%

                                                           Page 18
Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loan and line of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Total commitments were $25.1 million and $22.1 million at December 31, 2000 and 1999, respectively. Available loan commitments at December 31, 2000, were $19.0 million and $16.2 million at December 31, 1999. The Bank had letters of credit of $500 thousand issued at December 31, 2000. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 2000, the available portion of these credit lines was $184 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.4 million and $5.2 million at December 31, 2000 and 1999. Applicants are evaluated through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Loans

     An analysis of the loan portfolio at December 31, 2000, 1999, 1998, 1997 and 1996, is as follows:

($ in thousands)	2000	1999	1998	1997	1996
Commercial, Financial and Agricultural	$20,022	$16,223	$17,526	$15,811	$10,444
Real Estate
Construction	23,792	16,647	1,334	3,987	3,184
Mortgage	180,089	165,973	144,815	113,117	105,800
Individuals	14,703	15,974	15,120	13,892	13,559
Foreign	0	0	0	0	1,361
All Other Loans	645	469	3,199	2,395	1,576
Total Loans	239,251	215,286	181,994	149,202	135,924
Unearned Income	0	0	(2)	(37)	(65)
Allowance for Loan Losses	(4,465)	(4,155)	(3,530)	(2,190)	(3,083)
Total Loans, Net	$234,786	$211,131	$178,462	$146,975	$132,776

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.5 million at December 31, 2000, or 1.87%, of loans outstanding. At December 31, 1999, the Allowance for Loan Losses was $4.2 million, or 1.93%, of loans outstanding. Net charge-offs (recoveries) were $515 thousand for the current year, versus $275 thousand for 1999. Gross charge-offs as a percentage of average loans were .25% and .27% for 2000 and 1999, respectively. Recoveries as a percentage of gross charge-offs for 2000 were 11.2% versus 48.1% for 1999.
     The Allowance for Loan Losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance with the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms are assessed.
     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Impaired loans are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the sum of: a percentage of the balances of loans graded substandard plus the sum of the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loan in the portfolio of the Bank. As the process applies these potential default factors to the non-classified portion of the loan portfolio, additional reserves necessary because of loan growth are accounted for.
     Also in determining the level of Allowance for Loan Losses, management considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area. As the Bank's ratio of loans to deposits continues to increase, so does the potential for problem loans to occur at a rate uncommon to the Bank's historical loan loss basis given smaller loan to deposit ratios of the past.

     Table 3, "Activity in Allowance for Loan Losses", below presents an analysis of activity in the allowance for loan losses for the past five years.

Table 3-

($ in thousands)	Year Ended December 31,
Activity in Allowance for Loan Losses	2000	1999	1998	1997	1996

Beginning Balance	$4,155	$3,530	$2,190	$3,083	$3,273

Loans Charged Off:
Real Estate	329	254	77	312	78
Commercial, Financial, and Agricultural	204	213	121	1,631	392
Individual and Others	47	64	61	156	40
Total Charged Off	580	531	259	2,099	510

Loan Recoveries:
Real Estate	9	210	356	22	24
Commercial, Financial, and Agricultural	38	21	23	130	185
Individual and Others	18	25	20	29	21
Total Recoveries	65	256	399	181	230
Net Loans Charged Off (Recovered)	515	275	(140)	1,918	280
Provision charged to
Expense	825	900	1,200	1,025	90
Ending Balance	$4,465	$4,155	$3,530	$2,190	$3,083

			Year Ended December 31,
($ in thousands)	2000	1999	1998	1997	1996

Ending Balance, Loans	$239,251	$215,286	$181,992	$149,165	$135,859
Daily Average Loans	$230,468	$197,291	$163,321	$142,204	$119,802
Ratio of Net Charge-Offs
to Total Loans	0.22%	0.13%	-0.08%	1.29%	0.21%
Ratio of Net Charge-Offs
to Average Loans	0.22%	0.14%	-0.09%	1.35%	0.23%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 2000 1999, 1998, 1997, and 1996:

($ in thousands)	2000	1999	1998	1997	1996

Real Estate	$587	$974	$1,094	$636	$1,231
Commercial, Financial, and Agricultural	297	393	287	95	667
Individual and Others	107	54	58	117	79
Unallocated	3,474	2,734	2,091	1,342	1,106
Total Allowance	$4,465	$4,155	$3,530	$2,190	$3,083

Non-Performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions, and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Non-accrual loans at December 31, 2000 were $1.3 million compared with non-accrual loans of $1.4 million at December 31, 1999. At December 31, 2000, non-accrual loans were .53% of gross loans outstanding and 28.4% of the allowance for loan losses. The same ratios for December 31, 1999 were .66% and 30.0%, respectively. Loans past due 90 days and still accruing at December 31, 2000 and 1999 were $316 thousand and $415 thousand, respectively. Impaired loans having recorded investments of $4.2 million at December 31, 2000 compared to $6.1 million at December 31, 1999 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $991 thousand and $1.4 million at December 31, 2000 and December 31, 1999. Interest recognized on impaired loans amounted to $429 thousand at December 31, 2000 compared to $474 thousand at December 31, 1999.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $19 thousand at December 31, 2000 and December 31, 1999, respectively.

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans that are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management is of the opinion that these potential problem loans are not likely to have a material effect on the Company's liquidity, capital resources, or results of operations.

     The following table presents information on the amount of non-performing loans at December 31, 2000, 1999, 1998, 1997, and 1996:
($ in thousands)	2000	1999	1998	1997	1996

Non-accrual	$1,268	$1,430	$730	$285	$174
Past due 90 days or more	316	415	242	364	395
Restructured and Impaired	2,999	4,723	3,685	2,965	3,826
	$4,583	$6,568	$4,657	$3,614	$4,395

Regulatory Matters

     The Bank is subject to various capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a material effect on the financial statements of the Bank. Various regulations require the Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital classification of the Bank is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the section entitled Capital Adequacy below.
     Management is not aware, based on recent regulatory examinations or otherwise, of any known trends, events, or uncertainties which are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

Capital Adequacy

     The strength of a company is measured by the company's capital, earnings history, asset quality, and management. The retention of earnings and issuance of equity stock can increase capital. Management feels the current trend of earnings and dividend distribution is sufficient to maintain its capital adequacy requirements.
     The Company is required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in Table 4, "Capital Adequacy Ratios", the Company's consolidated ratios for the reporting periods exceed regulatory minimums. Capital adequacy ratios for the "Bank only" are not materially different.
     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations, the Bank could pay dividends of approximately $4.5 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Table 4-

Capital Adequacy Ratios
In Thousands	December 31,	December 31,
2000	1999
Tier 1 Capital:
Stockholders' Equity	$41,099	$38,957
Tier 2 Capital:
Allowance for Loan Losses	2,847	2,505
Total Capital	$43,946	$41,462

Risk-Weighted Ratios:
Tier 1 Capital	18.2%	19.6%
Total Capital	19.4%	20.9%
Leverage Ratio	11.0%	11.3%
Stockholders' Equity	11.0%	11.3%

Regulatory Risk-Based Capitalization Requirements
Significantly	Critically
Well	Adequately	Under	Under	Under
Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	tangible
equity

Capital Expenditures

     The Bank continued to expand its branch office network with the opening of a full-service office in Donaldsonville, Ascension Parish, Louisiana in August 2000. With the new Donaldsonville office open, the Bank has in operation a total of nineteen full-service banking locations and one loan production office. In addition, a new facility is under construction at the Kenner, Jefferson Parish, Louisiana office, replacing an outdated building located at the same site.

Pending Acquisition Transaction

     On February 5, 2001, the Company and Schwegmann Bank and Trust Company (Schwegmann) announced the execution of a definitive agreement whereby the Company will acquire all of Schwegmann's common stock for cash. The closing of this transaction is subject to the approval of Schwegmann 's shareholders, regulatory approval, and other customary conditions, and is expected to be complete in the second quarter of 2001.

     Schwegmann operates four offices, two in Jefferson Parish, Louisiana, and two in Orleans Parish, Louisiana. At December 31, 2000, Schwegmann had assets of $34,026,000 and stockholders' equity of $2,342,000.

Forward-Looking Statements

     This Annual Report includes statements that may constitute forward-looking statements, usually containing the words "believe", "estimate", "expect", "intend", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause future results to vary from current expectations include, but are not limited to, the following: changes in economic conditions (both generally and more specifically in the markets in which the Company operates); changes in interest rates, deposit flows, and loan demand; changes in real estate values; changes in competition; changes in accounting principles, policies, or guidelines; and changes in government legislation and regulation (which change from time to time and over which the Company has no control); and other risks detailed in this Annual Report and the Company's other Securities and Exchange Commission filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

Table 5 -

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	2000			1999			1998
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest Bearing Deposit Accounts	$4,248	$257	6.05%	$5,679	$310	5.46%	$5,128	$221	4.30%
Federal Funds Sold and Securities
Purchased under Resale Agreements	10,153	640	6.30%	10,107	498	4.93%	11,144	590	5.30%

Securities:
Taxable	83,050	4,983	6.00%	90,429	4,969	5.49%	97,988	5,710	5.83%
Non-Taxable*	10,147	794	7.82%	9,460	780	8.25%	10,263	880	8.58%
Loans - Net	230,468	20,531	8.91%	197,291	17,321	8.78%	163,321	15,147	9.27%
Total Earning Assets	338,066	$27,205	8.05%	312,966	$23,878	7.63%	287,844	$22,548	7.83%
Allowance for Loan Losses	(4,141)			(3,655)			(2,928)
Nonearning Assets	31,484			30,664			27,629
Total Assets	$365,409			$339,975			$312,545

Liabilities and Stockholders' Equity
NOW Accounts	$21,947	$462	2.11%	$23,938	$485	2.03%	$24,063	$502	2.09%
Savings Accounts	31,389	793	2.53%	32,150	812	2.53%	31,277	792	2.53%
Money Market Deposit Accounts	69,914	2,878	4.12%	64,252	2,181	3.39%	55,992	1,734	3.10%
Certificates of Deposit less than $100,000	112,436	5,772	5.13%	102,085	4,601	4.51%	93,909	4,562	4.86%
Certificates of Deposit greater than $100,000	23,940	1,254	5.24%	17,718	799	4.51%	13,876	676	4.87%
Total Interest Bearing Deposits	259,626	11,159	4.30%	240,143	8,878	3.70%	219,117	8,266	3.77%
Other Borrowings	2,054	128	6.23%	1,353	80	5.91%	1,094	69	6.31%
Total Interest Bearing Liabilities	261,680	$11,287	4.31%	241,496	$8,958	3.71%	220,211	$8,335	3.79%
Noninterest Bearing Deposits	60,780			58,107			54,161
Other Liabilities	1,898			1,509			1,443
Stockholders' Equity	41,051			38,863			36,730
Total Liabilities and Stockhldrs' Equity	$365,409			$339,975			$312,545

Net Interest Income - Tax Equivalent Basis*		$15,918			$14,920			$14,213
Tax Equivalent Adjustment		(270)			(265)			(299)
Net Interest Income		$15,648			$14,655			$13,914

Net Interest Income - Spread*			3.74%			3.92%			4.04%

Net Interest Income as a % of Total Earning Assets*			4.71%			4.77%			4.94%
*Tax Equivalent Basis - 34% Rate for the periods dated

Table 6 -

INTEREST DIFFERENTIALS	2000/1999			1999/1998
In thousands	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest Earning Assets:
Interest Bearing Deposit Accounts	($78)	$25	($53)	$24	$65	$89
Federal Funds Sold	2	140	142	(55)	(37)	(92)
Securities:
Taxable	(405)	419	14	(440)	(301)	(741)
Non-Taxable*	57	(43)	14	(69)	(31)	(100)
Loans	2,913	297	3,210	3,151	(977)	2,174
Total Interest Income	2,489	838	3,327	2,611	(1,281)	1,330
Interest Bearing Liabilities:
NOW Accounts	(40)	17	(23)	(3)	(14)	(17)
Savings Accounts	(19)	0	(19)	22	(2)	20
Money Market Deposit Accounts	192	505	697	256	191	447
Certificates of Deposits less than $100,000	467	704	1,171	397	(358)	39
Certificates of Deposits greater than $100,000	281	174	455	187	(64)	123
Other Borrowings	41	7	48	16	(5)	11
Total Interest Expense	922	1,407	2,329	875	(252)	623
Increase (Decrease) in
Interest Differential	$1,567	($569)	$998	$1,736	($1,029)	$707
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

      The financial statements as of December 31, 2000 and 1999 were audited by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 18, 2001

To the Shareholders
and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Hannis T. Bourgeois, LLP

Hannis T. Bourgeois, L L P
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 2000 and 1999
In thousands	2000	1999
Assets
Cash and Due From Banks	$12,733	$16,494
Interest Bearing Deposits in Other Banks	3,386	1,529
Federal Funds Sold and Securities
Purchased Under Resale Agreements	9,050	5,700
Securities Available for Sale (Amortized Cost of $93,905
and $91,695, respectively)	94,287	90,608

Loans	239,251	215,286
Less: Allowance for Loan Losses	(4,465)	(4,155)
Loans, Net	234,786	211,131

Bank Premises and Equipment	14,036	12,598
Other Real Estate	19	19
Accrued Interest Receivable	2,233	2,007
Other Assets	3,319	3,689
Total Assets	$373,849	$343,775

Liabilities
Deposits:
Noninterest Bearing	$63,253	$56,208
Interest Bearing	265,650	245,683
Total Deposits	328,903	301,891

Accrued Interest Payable	1,183	968
Other Liabilities	1,752	1,950
Total Liabilities	331,838	304,809

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500
Surplus	5,000	5,000
Retained Earnings	31,557	28,745
Accumulated Other Comprehensive Income (Loss)	252	(718)
Treasury Stock - 360,452 and 334,140 shares at cost	(2,298)	(1,561)
Total Stockholders' Equity	42,011	38,966
Total Liabilities and Stockholders' Equity	$373,849	$343,775
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 2000, 1999, and 1998
In thousands, except per share data	2000	1999	1998
Interest Income
Interest and Fees on Loans	$20,531	$17,321	$15,147
Interest on Securities:
Taxable Interest	4,983	4,969	5,710
Nontaxable Interest	524	515	581
Total Interest on Securities	5,507	5,484	6,291
Other Interest Income	897	808	811
Total Interest Income	26,935	23,613	22,249
Interest Expense
Interest Expense on Deposits	11,159	8,878	8,266
Interest Expense on Borrowings	128	80	69
Total Interest Expense	11,287	8,958	8,335

Net Interest Income	15,648	14,655	13,914

Provision for Loan Losses	825	900	1,200
Net Interest Income After
Provision for Loan Losses	14,823	13,755	12,714

Noninterest Income
Service Charges on Deposit Accounts	2,233	2,156	2,068
Gain on Securities	7	2	5
Gain on Purchased Assets	699	986	609
Other Operating Income	1,041	909	866
Total Noninterest Income	3,980	4,053	3,548
Income Before Other Expense	18,803	17,808	16,262

Noninterest Expense
Salaries and Employee Benefits	6,179	5,759	5,305
Net Occupancy Expense	1,625	1,408	1,267
Net ORE and Repossession Expense	(5)	19	(9)
Equipment Expense	1,541	1,467	1,362
Other Operating Expense	2,560	2,427	2,391
Total Noninterest Expense	11,900	11,080	10,316
Income Before Income Tax	6,903	6,728	5,946
Applicable Income Tax	2,119	2,159	1,885
Net Income	$4,784	$4,569	$4,061

Net Income Per Share	$1.81	$1.71	$1.51

Cash Dividends Per Share	$0.74	$0.73	$0.71
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 2000, 1999, and 1998
				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity

Balances, January 1, 1998	$7,500	$5,000	$23,943	$439	($627)	$36,255
Comprehensive Income:
Net Income			4,061			4,061
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				175		175
Less: Reclassification Adjustments				(5)		(5)
Total Comprehensive Income						4,231
Treasury Stock Purchased					(793)	(793)
Cash Dividends			(1,893)			(1,893)
Balances, December 31, 1998	7,500	5,000	26,111	609	(1,420)	37,800

Comprehensive Income:
Net Income			4,569			4,569
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				(1,325)		(1,325)
Less: Reclassification Adjustments				(2)		(2)
Total Comprehensive Income						3,242
Treasury Stock Purchased					(141)	(141)
Cash Dividends			(1,935)			(1,935)
Balances, December 31, 1999	7,500	5,000	28,745	(718)	(1,561)	38,966

Comprehensive Income:
Net Income			4,784			4,784
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				977		977
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						5,754
Treasury Stock Purchased					(737)	(737)
Cash Dividends			(1,972)			(1,972)
Balances, December 31, 2000	$7,500	$5,000	$31,557	$252	($2,298)	$42,011
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 2000, 1999, and 1998
In thousands	2000	1999	1998
Cash Flows From Operating Activities
Net Income	$4,784	$4,569	$4,061
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(699)	(986)	(609)
Provision for Depreciation	921	943	828
Provision for Loan Losses	825	900	1,200
Net Amortization (Accretion) on Securities	(317)	(191)	(261)
Provision (Credit) for Deferred Income Taxes	(93)	(302)	(435)
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	(3)	(6)
Charitable Contribution of Bank Property	183	0	0
(Gain) Loss on Securities	(7)	2	(5)
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(226)	126	43
(Increase) Decrease in Other Assets	(36)	217	(386)
Increase (Decrease) in Accrued Interest Payable	215	143	48
Increase (Decrease) in Other Liabilities	(1)	(17)	(11)
Net Cash Provided by Operating Activities	5,549	5,401	4,467
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	38,949	59,770	67,370
Purchases of Securities Available for Sale	(40,842)	(54,689)	(51,485)
Proceeds from Sale of Securities Available for Sale	7	2,000	5
Net (Increase) Decrease in Federal Funds Sold	(3,350)	5,825	625
Net (Increase) Decrease in Loans	(23,843)	(32,999)	(32,166)
Proceeds from Sale of Other Real Estate and Repossessions	62	473	99
Purchases of Premises and Equipment	(2,542)	(1,544)	(1,988)
Net Cash Used in Investing Activities	(31,559)	(21,164)	(17,540)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	9,905	1,633	18,019
Net Increase (Decrease) in Certificates of Deposit	17,107	11,067	7,515
Proceeds from Other Borrowings	7,000	570	0
Repayments of Amounts Borrowed	(7,205)	(175)	(142)
Dividends Paid	(1,964)	(1,922)	(1,886)
Treasury Stock Purchased	(737)	(142)	(793)
Net Cash Provided By Financing Activities	24,106	11,031	22,713
Increase (Decrease) in Cash and Cash Equivalents	(1,904)	(4,732)	9,640
Cash and Cash Equivalents - Beginning of Year	18,023	22,755	13,115
Cash and Cash Equivalents - End of Year	$16,119	$18,023	$22,755
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 2000, 1999, and 1998
In thousands	2000	1999	1998
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$2,194	$2,525	$2,317
Interest Paid on Deposits	$10,944	$8,735	$8,218
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$62	$416	$88
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$1,469	($2,010)	$258
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$499	($683)	$88
Noncash Financing Activities:
Dividends Declared and Not Paid	$502	$494	$481

The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2000, 1999, and 1998

NOTE A
Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company), its wholly-owned subsidiary, First American Bank and Trust (the Bank), and its wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), are those which are generally practiced within the banking industry. The methods of applying those principles conform with generally accepted accounting principles and have been applied on a consistent basis. The principles, which significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at December 31, 2000, or 1999.
     Loans - Loans are stated at principal amounts outstanding, less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding. Gain on purchased assets is recognized on acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on non-accrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Bank classifies loans as impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or based on the fair value of collateral if the loan is collateral dependent.

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

     Bank Premises and Equipment - Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is provided at rates based upon estimated useful service lives using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.
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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At December 31, 2000, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,648,897 for the year ended December 31, 2000, 2,668,449 for the year ended December 31, 1999, and 2,686,389 for the year ended December 31, 1998.

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

NOTE B
Acquisitions

     On March 5, 1998, First American Agency, L.L.C., a subsidiary of First American Bank and Trust, acquired Riverbend Insurance Agency, Inc. of Destrehan, St Charles Parish, Louisiana. Equity earnings from First American Agency, L.L.C. in the amount of $258 thousand, $198 thousand, and $54 thousand, respectively, are included in Other Income of the Company for the years ended December 31, 2000, 1999, and 1998. The net equity in First American Agency, L.L.C of $1.2 million and $938 thousand, respectively, is reflected in Other Assets in the Balance Sheet as of December 31, 2000 and 1999.

     On February 5, 2001, the Company and Schwegmann Bank and Trust Company (Schwegmann) announced the execution of a definitive agreement whereby the Company will acquire all of Schwegmann's common stock for cash. The closing of this transaction is subject to the approval of Schwegmann 's shareholders, regulatory approval, and other customary conditions, and is expected to be complete in the second quarter of 2001. At December 31, 2000, Schwegmann had total assets of approximately $34 million.

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 2000 and 1999, were approximately $4.9 million and $4.4 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 2000 and 1999 are summarized as follows:

		2000
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

U. S. Treasury Securities	$15,995	$17	($21)	$15,991
Securities of Other U. S. Government Agencies	36,545	226	(31)	36,740
Mortgage-Backed Securities	27,065	219	(135)	27,149
Obligations of State and Political Subdivisions	12,945	139	(32)	13,052
Equity Securities	1,355	0	0	1,355
Totals	$93,905	$601	($219)	$94,287

		1999
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value

U. S. Treasury Securities	$31,997	$1	($188)	$31,810
Securities of Other U. S. Government Agencies	23,977	1	(249)	23,729
Mortgage-Backed Securities	24,575	42	(718)	23,899
Obligations of State and Political Subdivisions	9,962	101	(77)	9,986
Equity Securities	1,184	0	0	1,184
Totals	$91,695	$145	($1,232)	$90,608

     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 2000. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.

($ in thousands)	Amortized	Fair	Average
	Cost	Value	Yield
U. S. Treasury Securities
Within 1 Year	$15,995	$15,991	5.36%
After 1 but Within 5 Years	0	0	0.00%
After 5 but Within 10 Years	0	0	0.00%
After 10 Years	0	0	0.00%
	15,995	15,991	5.36%
Securities of Other U. S. Government Agencies
Within 1 Year	21,170	21,179	6.41%
After 1 but Within 5 Years	15,375	15,561	6.59%
After 5 but Within 10 Years	0	0	0.00%
After 10 Years	0	0	0.00%
	36,545	36,740	6.49%
Mortgage-Backed Securities
Within 1 Year	313	313	5.66%
After 1 but Within 5 Years	12,586	12,517	5.59%
After 5 but Within 10 Years	7,433	7,479	6.73%
After 10 Years	6,733	6,840	6.87%
	27,065	27,149	6.23%
Obligations of State and Political Subdivisions
Within 1 Year	1,663	1,669	8.00%
After 1 but Within 5 Years	3,364	3,380	7.13%
After 5 but Within 10 Years	6,511	6,563	7.15%
After 10 Years	1,407	1,440	7.59%
	12,945	13,052	7.30%

Equity Securities	1,355	1,355	7.47%

Totals	$93,905	$94,287	6.35%

* Tax Equivalent Basis - 34%

     Securities available for sale with a carrying amount of $30.9 million and $29.7 million at December 31, 2000 and 1999, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas and First National Bankers Bankshares stock which are included in Equity Securities and are reflected at the lower of cost or fair value in these financial statements. The cost of these securities was $1.3 million and $1.2 million, which approximates fair value, at December 31, 2000 and 1999 respectively. At December 31, 2000, $1.3 million of Federal Home Loan Bank of Dallas stock was pledged to secure advances from the Federal Home Loan Bank.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 2000, 1999, and 1998 are as follows:

($ in thousands)	2000	1999	1998

Realized gains	$7	$2	$5
Realized losses	0	0	0
	$7	$2	$5

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 2000 and 1999, is as follows:
($ in thousands)	2000	1999

Commercial, Financial, and Agricultural	$20,022	$16,223
Real Estate - Construction	23,792	16,647
Real Estate - Mortgage	180,089	165,973
Individuals	14,703	15,974
All Other Loans	645	469
Total Loans	239,251	215,286

     Impaired loans having recorded investments of $4.2 million at December 31, 2000 have been recognized in conformity with FASB Statement No. 114 as amended by FASB Statement No. 118. The average recorded investment in impaired loans during the year ended December 31, 2000 was approximately $5.2 million. Impaired loans at December 31, 1999 were $6.1 million. The allowance for loan losses related to these loans was $991 thousand at December 31, 2000 and $1.4 million at December 31, 1999. Interest recognized on impaired loans amounted to $429 thousand and $474 thousand at December 31, 2000 and 1999, respectively. All non-accrual loans were considered impaired at December 31, 2000, and 1999.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 2000 and 1999, are as follows:
($ in thousands)	2000	1999

Balance - Beginning of Year	$3,785	$5,671
New Loans	2,418	804

Repayments	(3,463)	(2,690)
Balance - End of Year	$2,740	$3,785

Maximum Balance During the Year	$4,722	$5,900

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:

($ in thousands)	2000	1999	1998

Balance - Beginning of Year	$4,155	$3,530	$2,190
Current Provision from Income	825	900	1,200
Recoveries on Loans Charged-Off	65	256	398
Loans Charged-Off	(580)	(531)	(258)
Balance - End of Year	$4,465	$4,155	$3,530

Ratio of Allowance for Loan Losses to
Impaired Loans at End of Year	104.64%	67.54%	79.95%

Ratio of Allowance for Loan Losses to Loans
Outstanding at End of Year	1.87%	1.93%	1.94%

Ratio of Net Loans Charged-Off to
Loans Outstanding at End of Year	0.22%	0.13%	-0.08%

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related accumulated depreciation at December 31, 2000 and 1999, are as follows:
($ in thousands)	2000	1999

Land	$3,962	$3,483
Bank Premises	11,323	10,662
Furniture and Equipment	7,931	6,820
	23,216	20,965
Accumulated Depreciation	(9,180)	(8,367)
	$14,036	$12,598

     Depreciation charged to operating expenses for the three years ended December 31, 2000, 1999 and 1998, respectively, was $921 thousand, $943 thousand, and $828 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 2000 and 1999:

($ in thousands)	2000	1999

Non-interest Bearing Accounts	$63,253	$56,208
NOW and Super NOW Accounts	22,031	21,519
Insured Money Market Accounts	73,608	69,667
Savings Accounts	30,037	31,628
Certificates of Deposit over $100,000	24,531	18,275
Other Certificates of Deposit	115,443	104,594
Total Deposits	$328,903	$301,891

     Following is a detail of certificate of deposit maturities as of December 31, 2000:
Certificates of Deposit Maturities
($ in thousands)
December 31, 2001	$122,185
December 31, 2002	14,856
December 31, 2003	2,416
December 31, 2004	45
December 31, 2005 & thereafter	472
Total Certificates of Deposit	$139,974

     Interest expense on Certificates of Deposit over $100 thousand at December 31, 2000, 1999, and 1998, amounted to $1.2 million, $799 thousand, and $676 thousand, respectively.

     Public Fund deposits at December 31, 2000 and 1999, were $13.7 million and $13.1 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Stockholders' Equity of the Company includes the undistributed earnings of the Bank. Dividends are paid by the Company from its assets, which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Louisiana statutes require approval to pay dividends in excess of a state bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 2001, the Bank had retained earnings of $17.5 million of which $4.5 million was available for distribution without prior regulatory approval.

     The Company and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators, that if undertaken, could have a direct material affect on both the Company's and the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines involving quantitative measures of assets, liabilities, and certain, off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2000 and 1999, the Company and the Bank met all of the capital adequacy requirements to which each is subject.

     As of December 31, 2000 and 1999, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

     Following is a summary of capital ratios of the Company (consolidated) and the Bank at December 31, 2000, and 1999:

			To Be Well
			Capitalized
			Under
		Required for	Prompt
		Capital	Corrective
	Actual	Adequacy	Actions
As of December 31, 2000	Ratios	Purposes	Provision
Total Capital (to Risk Weighted Assets)
One American Corp.	19.4%	8.00%	N/A
First American Bank and Trust	18.7%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
One American Corp.	18.2%	4.00%	N/A
First American Bank and Trust	17.4%	4.00%	6.00%
Tier 1 Leveraged Capital (to Average Assets)
One American Corp.	11.0%	4.00%	N/A
First American Bank and Trust	10.5%	4.00%	5.00%

As of December 31, 1999
Total Capital (to Risk Weighted Assets)
One American Corp.	20.9%	8.00%	N/A
First American Bank and Trust	19.9%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
One American Corp.	19.6%	4.00%	N/A
First American Bank and Trust	18.6%	4.00%	6.00%
Tier 1 Leveraged Capital (to Average Assets)
One American Corp.	11.3%	4.00%	N/A
First American Bank and Trust	10.7%	4.00%	5.00%

     Under current regulations, the Bank is limited in the amount it may loan to its Parent. Loans to the Parent may not exceed 10% of the Bank's capital and surplus. There were no loans outstanding at December 31, 2000 or 1999.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plan's assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 2000 or 1999.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. The majority of the plan's assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 2000 and 1999.

($ in thousands)	2000	1999
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$7,112	$7,335
Service Cost	440	448
Interest Cost	559	499
Plan Participants' Contributions	0	0
Actuarial (Gain)/Loss	226	(944)
Benefits Paid	(243)	(226)
Benefit Obligation at End of Year	$8,094	$7,112

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$7,661	$7,135
Actual return on Plan Assets	271	752
Employer Contributions	282	0
Plan Participant's Contributions	0	0
Benefits and Expenses Paid	(243)	(226)
Fair Value of Plan Assets at End of Year	$7,971	$7,661

Funded Status	($122)	$549
Unrecognized Net Actuarial Loss (Gain)	308	(338)
Unrecognized transaction obligation (asset)	(266)	(310)
Unrecognized Prior Service Cost	106	132
Prepaid (Accrued) Benefit Cost	$26	$33

Assumptions used in the determination of pension plan information consisted of the following:
Discount Rate	7.75%	7.75%
Rate of Increase in Compensation Levels	5.50%	5.50%
Expected Long-Term Rate of Return
on Plan Assets	9.00%	9.00%

Net pension expense for 2000, 1999, and 1998 included the following components:
($ in thousands)	2000	1999	1998

Service Cost	$440	$448	$379
Interest Cost	559	499	441
Expected Return on Assets	(691)	(630)	(547)
Amortization of Prior Service Cost	25	25	25
Transition (Asset)/Obligation Recognition	(44)	(44)	(44)
Net Periodic Benefit Cost	$289	$298	$254

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $20,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $686 thousand, $607 thousand, and $582 thousand for the years ended December 31, 2000 , 1999, and 1998 respectively. The Bank had set aside reserves in the amount of $585 thousand for payment of unreported claims with dates of service through December 31, 2000.

NOTE K
Other Operating Expenses

     The analysis of other operating expense for the years ended December 31, 2000, 1999, and 1998, are as follows:

($ in thousands)	2000	1999	1998

Advertising and Public Relations	$380	$320	$390
Armored Courier Service	187	170	165
Director Fees	213	229	218
Insurance	119	118	130
Legal and Professional	294	366	294
Postage and Shipping	189	210	180
Regulatory Assessments	111	90	83
Service Charges-Other Institutions	224	220	212
Stationery, Printing, and Supplies	354	363	372
Other	489	341	347
	$2,560	$2,427	$2,391

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.1 million for 2000, $2.1 million for 1999, and $1.9 million for 1998. The provisions represent effective tax rates of 31% for 2000 and 32% for both 1999 and 1998. Following is a reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.
($ in thousands)	2000	1999	1998
Income Taxes Based on Statutory Rates -
34% for periods shown	$2,347	$2,288	$2,022
Tax Exempt Income	(178)	(174)	(198)
Other - Net	(50)	45	61
	$2,119	$2,159	$1,885

     The components of consolidated income tax expense (benefit) are:
($ in thousands)	2000	1999	1998

Provision for Current Taxes	$2,212	$2,461	$2,320
Provision (Credit) for Deferred Taxes	(93)	(302)	(435)
	$2,119	$2,159	$1,885

     A deferred income tax asset of $951 thousand and $1.3 million is included in other assets at December 31, 2000 and 1999, respectively. The deferred tax provision (credit) consists of the following timing differences:

($ in thousands)	2000	1999	1998

Stock Dividends Received	$28	$38	$0
Depreciation Expense for Tax Reporting
in Excess of (Less Than) Amount for Financial Reporting	(27)	(5)	10
Provision for Loan Losses for Financial
Reporting in Excess of Amount for
Tax Reporting	(166)	(281)	(391)
Accretion Income for Financial Reporting
in Excess of Tax Reporting	74	1	(6)
(Increase) Decrease in Insurance Reserve	9	31	(33)
Increase (Decrease) in Prepaid Pension	(11)	(86)	(15)

	($93)	($302)	($435)

     The net deferred tax asset consists of the following components at December 31, 2000 and 1999:
($ in thousands)	2000	1999

Stock Dividends	($66)	($38)
Depreciation	(324)	(351)
Provision for Loan Losses	1,404	1,238
Accretion Income	(104)	(30)
Insurance Reserve	171	180
Prepaid Pension	0	(11)
Unrealized (Gain) Loss on Securities
Available for Sale	(130)	370
Total Deferred Tax Asset	$951	$1,358

NOTE M
Borrowings

     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit with Federal Home Loan Bank of Dallas amounts to approximately $26.0 million at December 31, 2000. This amount is computed based upon the Bank's investment in Federal Home Loan Bank stock and 65% of the Bank's qualifying loans. The agreement provides for interest based upon the federal funds rate on short term advances and a certain spread above the treasury yield curve for longer term advances. Drawings on the line included in other liabilities, were $1.2 million and $1.4 million at December 31, 2000 and 1999, respectively. The line is collateralized by the Bank's investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans. Qualifying loans consist of 1-4 family mortgage loans and certain small business, small farm, and small agricultural loans. Maturities on these advances are as follows:
(in thousands)
December 31,
2001	$199
2002	211
2003	224
2004	160
2005 and thereafter	422
$1,216

     The Bank also maintains open lines of credit with two correspondents to assist in maintaining short-term liquidity. The agreements provide for interest based upon the federal funds rate on outstanding balances. These lines totaling $9.5 million were unfunded at

December 31, 2000 and December 31, 1999. Additionally, the Bank maintains a borrowing facility with the Federal Reserve Discount Window. Any drawings on the line would be collateralized by the Bank's securities portfolio. The line was unfunded at December 31, 2000 and 1999.

NOTE N
Commitments

     The Bank has entered into leasing agreements for a building which houses one of its full service branches and First American Agency, L.L.C. The leases, which are treated as operating leases, began February 1, 2000 and expire January 31, 2015 with two five year renewal options. The rent expense for First American Agency, L.L.C. is charged to its operating expenses. Amounts charged to the Bank's net occupancy expense associated with the leased branch amounted to $49,500 for the year ended December 31, 2000. Future minimum rental payments required under these operating leases follow:

(in thousands)
December 31,
2001	$93
2002	99
2003	99
2004	99
2005 and thereafter	1,232
$1,622

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
     In the normal course of business the Company has made commitments to extend credit of $25.1 million at December 31, 2000. This amount includes unfunded commitments aggregating $24.5 million and letters of credit of $500 thousand.

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

     Loans - The fair value for loans is estimated using discounted cash flow analyses, with interest rates currently being offered for similar loans to borrowers with similar credit rates. Loans with similar classifications are aggregated for purposes of the calculations. The allowance for loan losses, which was used to measure the credit risk, is subtracted from loans.

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

     The estimated approximate fair values of the Bank's financial instruments as of December 31, 2000 and 1999 are as follows:

($ in thousands)	2000		1999
	Carrying		Carrying
Financial Assets:	Amount	Fair Value	Amount	Fair Value
Cash and
Short-Term Investments	$25,169	$25,169	$23,723	$23,723
Securities	94,287	94,287	90,608	90,608
Loans - Net	234,786	233,538	211,131	209,839
	$354,242	$352,994	$325,462	$324,170

Financial Liabilities:
Deposits	$328,903	$325,363	$301,891	$296,456
Other Borrowings	1,216	1,224	1,421	1,386
	$330,119	$326,587	$303,312	$297,842

Note R
Litigation and Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability from such proceedings would not have a material adverse effect on the Company's financial statements.

Note S
Parent Company Financial Statements

     The financial statements for One American Corp. (Parent Company Only) are presented below:

BALANCE SHEETS
December 31, 2000 and 1999

($ in thousands)	2000	1999
Assets
Cash	$2,232	$2,563
Income Tax Receivable	104	140
Investment in Subsidiary	40,300	36,926
Total Assets	$42,636	$39,629

Liabilities
Accrued Dividend Payable	$502	$494
Payables to Subsidiary	123	169
	625	663

Stockholders' Equity
Common Stock	7,500	7,500
Surplus	5,000	5,000
Retained Earnings	31,809	28,027
Treasury Stock - 360,452 and 334,140 shares at cost	(2,298)	(1,561)
Total Stockholders' Equity	42,011	38,966
Total Liabilities and Stockholders' Equity	$42,636	$39,629

STATEMENTS OF INCOME
for the years ended December 31, 2000, 1999, and 1998
($ in thousands)	2000	1999	1998
Income
Interest Income	$56	$57	$46
Dividends from Subsidiaries	2,400	2,475	2,487
Total Income	2,456	2,532	2,533

Expenses
Operating Expenses	86	42	86
Total Expenses	86	42	86

Income before Income Taxes and Equity in
Undistributed Net Income of Subsidiaries	2,370	2,490	2,447

Income Tax Expense (Benefit)	(10)	5	(13)

Income before Equity in Undistributed
Net Income of Subsidiaries	2,380	2,485	2,460

Equity in Undistributed Net Income of Subsidiaries	2,404	2,084	1,601

Net Income	$4,784	$4,569	$4,061

STATEMENTS OF CASH FLOWS
for the years ended December 31, 2000, 1999, and 1998
($ in thousands)	2000	1999	1998
Cash Flows From Operating Activities:
Net Income	$4,784	$4,569	$4,061
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(2,404)	(2,084)	(1,601)
Changes in Assets and Liabilities:
Increase (Decrease) in Payables to Subsidiaries	(46)	47	80
(Increase) Decrease in Receivables from Subsidiaries	0	0	20
(Increase) Decrease in Income Tax Receivables	36	(41)	(87)
Net Cash Provided by Operating Activities	2,370	2,491	2,473

Cash Flows From Investing Activities:
Proceeds From Liquidation of Subsidiary	0	0	235
Net Cash Provided by Investing Activities	0	0	235

Cash Flows From Financing Activities:
Treasury Stock Purchased	(737)	(142)	(793)
Dividends Paid	(1,964)	(1,922)	(1,886)
Net Cash Used in Financing Activities	(2,701)	(2,064)	(2,679)

Net Increase (Decrease) in Cash	(331)	427	29
Cash - Beginning of Year	2,563	2,136	2,107
Cash - End of Year	$2,232	$2,563	$2,136

Noncash Financing Activities:
Dividends Declared and Not Paid	$502	$494	$481

Change in Unrealized Gain (Loss) on Securities Available
For Sale, Net	$970	($1,327)	$170

Item 9.     Disagreements on Accounting and Financial Disclosures

     Not Applicable.

Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 2001 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)     Financial Statements

          1.     The financial statements of One American Corp. in the Company's 2000 Form 10-K are incorporated by reference in Item 8.

          2.     Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.

(b)     Reports on Form 8-K

          There were no Forms 8-K filed in the quarter ended December 31, 2000.

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

          23.     Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders' of One American Corp.

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ONE AMERICAN CORP.

                                              /s/ Frank J. Bourgeois
                                              Frank J. Bourgeois
                                              President

                                              Dated March 8, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 8, 2001:

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

