Form 10-Q
period 2001-03-31
ONE AMERICAN CORP
filed 2001-05-11
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended March 31, 2001	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,617,853 shares outstanding as of May 10, 2001.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
March 31, 2001, December 31, 2000, and March 31, 2000	3

Consolidated Statements of Income
for the three month periods ended March 31, 2001 and 2000	4

Consolidated Statements of Changes in Stockholders' Equity
for the three month periods ended March 31, 2001 and 2000	5

Consolidated Statements of Cash Flows
for the three month periods ended March 31, 2001 and 2000	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three months ended March 31, 2001, December 31, 2000,
and March 31, 2000	24

Interest Differentials
for the three months ended March 31, 2001, December 31, 2000,
and March 31, 2000	25
Part II
Other Information

Legal Proceedings	26

Submission of Matters to a Vote of Security Holders	26

Other Information	26

Exhibits and Reports on Form 8-K	26

Management's Responsibility for Financial Reporting	27

Review by Independent Public Accountant	28

Signatures	29

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	March 31,	December 31,	March 31,
In thousands	2001	2000	2000
Assets
Cash and Due From Banks	$15,605	$12,733	$12,759
Interest Bearing Deposits in Other Banks	2,747	3,386	1,546
Federal Funds Sold and Securities
Purchased Under Resale Agreements	21,075	9,050	11,325
Securities Available for Sale (Amortized Cost of $92,016, $92,550,and $93,818, respectively)	93,196	92,932	92,615

Loans	237,428	239,251	224,446
Less: Allowance for Loan Losses	(4,616)	(4,465)	(3,850)
Loans, Net	232,812	234,786	220,596

Bank Premises and Equipment	14,255	14,036	13,368
Other Real Estate	109	19	19
Accrued Interest Receivable	2,158	2,233	2,060
Equity Securities	1,377	1,355	1,201
Other Assets	3,888	3,319	3,481
Total Assets	$387,222	$373,849	$358,970

Liabilities
Deposits:
Noninterest Bearing	$66,383	$63,253	$59,516
Interest Bearing	274,161	265,650	256,404
Total Deposits	340,544	328,903	315,920

Accrued Interest Payable	1,347	1,183	1,068
Other Liabilities	2,495	1,752	2,525
Total Liabilities	344,386	331,838	319,513

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	32,416	31,557	29,702
Accumulated Other Comprehensive Income	779	252	(794)
Treasury Stock - 380,985, 360,452 and 348,081 shares at cost	(2,859)	(2,298)	(1,951)
Total Stockholders' Equity	42,836	42,011	39,457
Total Liabilities and Stockholders' Equity	$387,222	$373,849	$358,970
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 2001 and 2000	Unaudited	Unaudited
In thousands, except per share data	2001	2000
Interest Income
Interest and Fees on Loans	$5,283	$4,786
Interest on Securities:
Taxable Interest	1,217	1,196
Nontaxable Interest	190	122
Total Interest on Securities	1,407	1,318
Other Interest Income	278	199
Total Interest Income	6,968	6,303
Interest Expense
Interest Expense on Deposits	2,969	2,492
Interest Expense on Borrowings	18	21
Total Interest Expense	2,987	2,513

Net Interest Income	3,981	3,790

Provision for Loan Losses	75	150
Net Interest Income After
Provision for Loan Losses	3,906	3,640

Noninterest Income
Service Charges on Deposit Accounts	570	533
Gain on Securities	0	7
Gain on Purchased Assets	167	366
Other Operating Income	299	302
Total Noninterest Income	1,036	1,208
Income Before Noninterest Expense	4,941	4,848

Noninterest Expense
Salaries and Employee Benefits	1,520	1,400
Net Occupancy Expense	423	394
Net ORE and Repossession Expense	0	(4)
Equipment Expense	365	374
Other Operating Expenses	594	534
Total Noninterest Expense	2,902	2,698
Income Before Income Taxes	2,039	2,150
Applicable Income Taxes	681	703
Net Income	$1,358	$1,447

Net Income Per Share	$0.52	$0.54

Cash Dividends Per Share	$0.190	$0.185
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 2001 and 2000
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011

Comprehensive Income:
Net Income			1,358			1,358
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				527		527
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						1,885

Treasury Stock Purchased					(561)	(561)
Cash Dividends			(499)			(499)
Balances, March 31, 2001	7,500	5,000	32,416	779	(2,859)	42,836

Balances, January 1, 2000	7,500	5,000	28,745	(718)	(1,561)	38,966

Comprehensive Income:
Net Income			1,447			1,447
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				(69)		(69)
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						1,371

Treasury Stock Purchased					(390)	(390)
Cash Dividends			(490)			(490)
Balances, March 31, 2000	$7,500	$5,000	$29,702	($794)	($1,951)	$39,457
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Cash Flows From Operating Activities
Net Income	$1,358	$1,447
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(167)	(366)
Provision for Depreciation	221	234
Provision for Loan Losses	75	150
Net Amortization (Accretion) on Securities	(189)	(8)
Provision (Credit) for Deferred Income Taxes	2	99
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	75	(53)
(Increase) Decrease in Other Assets	(859)	149
Increase (Decrease) in Accrued Interest Payable	164	100
Increase (Decrease) in Other Liabilities	796	630
Net Cash Provided by Operating Activities	1,476	2,382
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	16,697	9,076
Purchases of Securities Available for Sale	(15,974)	(12,392)
Proceeds from Sale of Securities Available for Sale	0	0
Net (Increase) Decrease in Federal Funds Sold	(12,025)	(5,625)
Net (Increase) Decrease in Loans	1,976	(9,249)
Proceeds from Sale of Other Real Estate and Repossessions	0	0
Purchases of Premises and Equipment	(440)	(1,005)
Net Cash Used in Investing Activities	(9,766)	(19,195)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	3,748	6,423
Net Increase (Decrease) in Certificates of Deposits	7,893	7,607
Proceeds from Other Borrowings	0	0
Repayments of Borrowings	(55)	(51)
Dividends Paid	(502)	(494)
Treasury Stock Purchased	(561)	(390)
Net Cash Provided By Financing Activities	10,523	13,095
Increase (Decrease) in Cash and Cash Equivalents	2,233	(3,718)
Cash and Cash Equivalents - Beginning of Period	16,119	18,023
Cash and Cash Equivalents - End of Period	$18,352	$14,305
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$0	$0
Interest Paid on Deposits	$2,805	$2,413
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$90	$0
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$798	($76)
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$271	($26)
Noncash Financing Activities:
Dividends Declared and Not Paid	$498	$490
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
March 31, 2001
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the three-month period ended March 31, 2001 are not an indication of the expected results for the annual period that ends December 31, 2001. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2000.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at March 31, 2001 or 2000.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At March 31, 2001 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,621,251 and 2,655,761 for the three months ended March 31, 2001 and 2000, respectively.

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

     Recent Accounting Pronouncements - In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS 125 by revising and clarifying the standards for accounting for transfers of financial assets and collateral and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 is not expected to have a material impact on the Company's financial position or results of operations.

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations March 31, 2001

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month periods ended March 31, 2001 and 2000. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10-K.

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

First Quarter in Review

     Net income was $1.4 million for both the first quarter of 2001 and the first quarter of 2000. Net interest income increased $191 thousand, noninterest income decreased $172 thousand, noninterest expense increased $205 thousand, and, accordingly, income taxes decreased $22 thousand. Earnings per common share were $0.52 and $0.54 for the first quarters of 2001 and 2000, respectively. Return on average assets on an annualized basis was 1.45% for the current quarter and 1.64% for the same quarter of 2000. Cash dividends were $0.190 per share for the current quarter and $0.185 per share for the same quarter of 2000.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.1 million, $225 thousand greater than that of the first quarter of 2000. The net interest margin (FTE) was 4.76% for the current quarter and 4.75% for the same quarter of 2000.

     During the first quarter of 2001, in comparison with the same quarter of 2000, average loans outstanding increased $18.0 million or 8.2% to $237.0 million. Average total deposits for the current quarter increased $20.8 million or 6.7% to $330.9 million when compared to the average total deposits for the same quarter of 2000. Average total assets for the current quarter increased $22.8 million or 6.5% to $375.8 million when compared to the total average assets of the first quarter of 2000.

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

     Net interest income (FTE) for the current quarter of 2001 was $4.1 million, 5.9% greater than the same quarter of 2000. The improvement in net interest income can be primarily attributed to the change in volume and in the rate of loans that provided an increase of $497 thousand in interest income when comparing the first quarter of 2001 to the first quarter of 2000. Offsetting this increase was an increase in interest expense caused primarily by growth in volume as well as increases in rates paid on certificates of deposit.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2001, average earning assets were $347.7 million, an increase of $21.6 million or 6.6% over the first quarter of 2000. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table "Average Earning Asset Structure". Management's strategy aims at increasing the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. The Bank's primary market area enjoys a stable economic climate that provides good lending opportunities. However, signs of slowing are becoming evident. The average loan portfolio increased $18.0 million or 8.2% when compared to the quarter ended March 31, 2000. There is no guarantee that either similar levels of growth or the current economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest bearing liabilities with growth in certificates of deposit and money market accounts. The Bank also benefited from a relatively stable level of non-interest bearing deposits, even though its relationship as a percentage of total deposits decreased in the quarter ended March 31, 2001. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the first quarter of 2001, the average yield on earning assets was 8.24% while the average cost of interest bearing liabilities was 4.46%, producing a net interest spread (FTE) of 3.78%. The net interest margin (FTE) was 4.76% for the current ended March 31, 2001. In comparison, the net interest margin (FTE) for the same quarter of 2000 was 4.75%. The cost of interest-bearing liabilities during the first quarter of 2000 was 4.00%, while the yield on average earning assets was 7.85%, producing a net interest spread of 3.85%.

     The table "Average Balance Sheets and Interest Rate Analysis" for the three-month periods ended March 31, 2001, December 31, 2000, and March 31, 2000 and the corresponding table "Interest Differentials" detail the effects that the changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables "Average Earning Asset Structure" and "Average Deposit Structure" show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods being analyzed.

Average Earning Asset Structure	First		Fourth		First
In thousands	Quarter 2001		Quarter 2000		Quarter 2000
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets
Interest Bearing Deposits	$3,683	1.1%	$5,870	1.7%	$2,898	0.9%
Federal Funds Sold	14,286	4.1%	11,274	3.3%	11,092	3.4%
Securities
Taxable	76,696	22.1%	79,122	22.9%	82,478	25.3%
Non-Taxable	14,629	4.2%	10,995	3.2%	9,327	2.9%
Other Equity Securities	1,376	0.4%	1,355	0.4%	1,199	0.4%
Loans - Net	237,003	68.1%	237,585	68.5%	219,049	67.1%
Total Average Earning Assets	$347,673	100.0%	$346,201	100.0%	$326,043	100.0%

Average Deposit Structure	First		Fourth		First
In thousands	Quarter 2001		Quarter 2000		Quarter 2000
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits
Noninterest Bearing Deposits	$60,640	18.3%	$62,555	19.0%	$58,817	19.0%
NOW Accounts	24,498	7.4%	21,326	6.5%	22,912	7.4%
Savings Accounts	30,349	9.2%	30,137	9.1%	32,193	10.4%
Money Market Deposit Accounts	71,191	21.5%	72,716	22.0%	69,544	22.4%
Certificates of Deposits less than $100,000	118,191	35.7%	117,789	35.7%	105,915	34.1%
Total Average Core Deposits	304,869	92.1%	304,523	92.3%	289,381	93.3%
Certificates of Deposits greater than $100,000	26,020	7.9%	25,330	7.7%	20,751	6.7%
Total Average Deposits	$330,889	100.0%	$329,853	100.0%	$310,132	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	77.7%		77.2%		77.1%
Average Core Deposits
as a percentage of Total Average Assets	81.1%		81.2%		82.0%

Provision for Loan Losses

     Provision for Loan Losses were $75 thousand for the first quarter of 2001 and $150 thousand for the first quarter of 2000. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was $1.0 million, a decrease of $172 thousand or 14.2% from the $1.2 million reported for the same quarter of 2000. Primarily accounting for this change was a reduction of $199 thousand in gain on purchased assets.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

Noninterest Expense

     Noninterest expense was $2.9 million for the first quarter of 2001, an increase of $205 thousand or 7.6% over the same quarter of 2000. Salaries and employee benefits were $1.5 million for the current quarter compared to $1.4 million for the same of quarter of 2000. Net occupancy expense was $423 thousand for the current quarter, compared to $394 thousand for the first quarter of 2000. Equipment expense was $365 thousand for the current quarter compared to $374 thousand for the same quarter of 2000. Other operating expenses were $595 thousand for the first quarter of 2001, an increase of $61 thousand or 11.4% compared to the same quarter of 2000.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $681 thousand compared to $703 thousand for the first quarter of 2000. Effective tax rates were 33.4% for the first quarter of 2001 and 32.7% for the quarter ended March 31, 2000. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $304.9 million or 92.1% of total average deposits and 81.1% of total average assets. For a comparison with prior period quarters see the table , "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at March 31, 2001; the Bank would expect a decrease in net interest income of $53 thousand in the event of a gradual 200 basis point increase in interest rates, and an increase of $20 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
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
                                                                    17

     The Interest Rate Sensitivity Table presents the Bank's interest rate sensitivity position at March 31, 2001, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets exceed its interest-bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Bank's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
March 31, 2001
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	03/31/02	03/31/03	03/30/04	03/31/05	03/31/06	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$35,930	$25,845	$5,294	$4,888	$7,923	$10,573	$0	$90,453	$90,453
Average Interest Rates	5.92%	6.07%	6.38%	6.40%	6.38%	5.59%	0.00%	6.02%
Variable-Rate Securities	661	487	252	214	182	947	0	2,743	2,743
Average Interest Rates	6.47%	6.46%	6.44%	6.44%	6.44%	6.43%	0.00%	6.45%
Total Investments	36,591	26,332	5,546	5,102	8,105	11,520	0	93,196	93,196
Average Interest Rates	5.92%	6.08%	6.38%	6.40%	6.39%	5.66%	0.00%	6.03%
Loans -
Fixed-Rate Loans, Net	98,206	36,994	28,709	14,398	14,053	11,155	1,516	205,031	205,081
Average Interest Rates	9.22%	8.63%	8.66%	8.38%	8.27%	7.86%	0.00%	8.77%
Variable-Rate Loans, Net	20,451	2,990	1,740	664	319	1,617	0	27,781	28,745
Average Interest Rates	8.32%	8.02%	8.19%	8.00%	7.96%	8.31%	0.00%	8.27%
Total Loans	118,657	39,984	30,449	15,062	14,372	12,772	1,516	232,812	233,826
Average Interest Rates	9.06%	8.59%	8.63%	8.37%	8.26%	7.91%	0.00%	8.71%
Interest Bearing Deposits in
Other Banks	2,747	0	0	0	0	0	0	2,747	2,747
Average Interest Rates	6.96%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	6.96%
Federal Funds Sold	21,075	0	0	0	0	0	0	21,075	21,075
Average Interest Rates	5.45%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	5.45%
Other Assets							37,392	37,392
Total Assets	$179,070	$66,316	$35,995	$20,164	$22,477	$24,292	$38,908	$387,222
Liabilities
NOW and Super NOW Deposits	$3,177	$5,570	$5,570	$2,382	$2,382	$4,764	$0	$23,845	$22,807
Average Interest Rates	2.01%	2.01%	2.01%	2.01%	2.01%	2.01%	0.00%	2.01%
Insured Money Market Accounts	34,604	18,155	18,155	0	0	0	0	70,914	70,488
Average Interest Rates	3.19%	3.19%	3.19%	0.00%	0.00%	0.00%	0.00%	3.19%
Savings Deposits	5,220	6,854	6,854	3,151	3,151	6,302	0	31,532	30,945
Average Interest Rates	2.54%	2.54%	2.54%	2.54%	2.54%	2.54%	0.00%	2.54%
Variable-Rate Certificates of Deposit	1,374	1,805	1,805	830	830	1,659	0	8,303	8,439
Average Interest Rates	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%	0.00%	4.53%
Certificates of Deposit	117,972	18,953	2,088	71	483	0	0	139,567	141,042
Average Interest Rates	5.77%	5.20%	5.63%	5.08%	5.61%	0.00%	0.00%	5.69%
Non Interest Bearing Deposits	4,549	17,643	17,643	6,637	6,637	13,274	0	66,383	66,383
Other Interest Bearing Liabilities	206	219	233	154	105	246	0.00%	1,163	1,193
Average Interest Rates	6.12%	6.12%	6.12%	6.00%	5.81%	5.43%	0.00%	5.93%
Other Liabilities	0	0	0	0	0	0	2,679	2,679
Stockholders' Equity	0	0	0	0	0	0	42,836	42,836
Total Liabilities and
Stockholders' Equity	$167,102	$69,199	$52,348	$13,225	$13,588	$26,245	$45,515	$387,222

Interest Rate Sensitivity Gap	$11,968	($2,883)	($16,353)	$6,939	$8,889	($1,953)	($6,607)	$0
Cumulative Interest Rate
Sensitivity Gap	$11,968	$9,084	($7,269)	($329)	$8,560	$6,607	$0

GAP / Assets	3.09%	-0.74%	-4.22%	1.79%	2.30%	-0.50%	-1.71%
Cumulative GAP / Assets	3.09%	2.35%	-1.88%	-0.09%	2.21%	1.71%	0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 2001 and 2000, were $21.2 million and $23.2 million, respectively. The Bank had letters of credit of $500 thousand issued at March 31, 2001 compared to $458 thousand at March 31, 2000. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 2001 the available portion of these credit lines was $192 thousand compared to $279 thousand at March 31, 2000. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $5.6 million at March 31, 2001 and $5.5 million March 31, 2000. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.6 million at March 31, 2001, or 1.9%, of loans outstanding. At March 31, 2000 the Allowance for Loan Losses was $3.9 million, or 1.7%, of loans outstanding. Net charge-offs (recoveries) were ($76) thousand for the current quarter, versus $455 thousand for the same quarter of 2000. Gross charge-offs as a percentage of average loans were (.03%) and .22% in the first quarters of 2001 and 2000, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 207.0% versus 4.2% for the same quarter of 2000

     The Allowance for Loan Losses account represents amounts available for possible future losses based on modeling and management's evaluation of the loan portfolio. To ascertain the potential losses in the portfolio, management reviews past due loans on a monthly basis. Additionally, the loan review department performs an ongoing review of the loan portfolio. Loans are reviewed for compliance to the Bank's lending policy and the borrower's current financial condition and ability to meet scheduled repayment terms.

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Loans classified as impaired or substandard are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the total "potential default'' factor to the non classified portion of the loan portfolio, it accounts for additional reserves necessary because of loan growth. Management also considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market area.

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at March 31, 2001 and 2000 were $263 thousand and $194 thousand, respectively. Impaired loans having recorded investments of $4.2 million at March 31, 2001 compared to $5.3 million at March 31, 2000 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.0 million at March 31, 2001 compared to $1.1 million at March 31, 2000. Interest received on impaired loans amounted to $87 thousand at March 31, 2001 compared to $119 thousand at March 31, 2000. Non-accrual loans not included in impaired loans were immaterial at March 31, 2001 and 2000.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $109 thousand at March 31, 2001 and $19 thousand at the close of the first quarter of 2000. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at March 31, 2001 and 2000.

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

     The Company and the Bank are required to maintain minimum amounts of capital to total risk-weighted assets, as defined by the regulators. The guidelines require total capital of 8.00%, half of which must be Tier 1 capital. The computation of risk-weighted ratios follow the transitional rule, which currently does not include the unrealized gain (loss) on securities available for sale in Tier 1 capital.

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios" below, the Company's ratios for the reporting periods exceed regulatory minimums. Capital adequacy ratios for the "Bank only" are not materially different.
                                                                    22

Capital Adequacy Ratios
In Thousands			March 31,	December 31,	March 31,
			2001	2000	2000
Tier 1 Capital:
Stockholders' Equity			$41,415	$41,099	$39,541
Tier 2 Capital:
Allowance for Loan Losses			2,918	2,847	2,679
Total Capital			$44,333	$43,946	$42,220

Risk-Weighted Ratios:
Tier 1 Capital			17.9%	18.2%	18.6%
Total Capital			19.1%	19.4%	19.8%
Leverage Ratio			11.0%	11.0%	11.2%
Stockholders' Equity			10.7%	11.0%	11.0%

Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
						Equity

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $4.8 million. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.
                                                                    23

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	First Quarter 2001			Fourth Quarter 2000			First Quarter 2000
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest Bearing Deposit Accounts	$3,683	$63	6.96%	$5,870	118	7.98%	$2,898	$48	6.66%
Federal Funds Sold and Securities
Purchased under Resale Agreements	14,286	192	5.45%	11,274	196	6.90%	11,092	151	5.48%
Securities:
Taxable	76,696	1,217	6.43%	79,122	1,221	6.12%	82,478	1,178	5.74%
Non-Taxable*	14,629	287	7.97%	10,995	215	7.76%	9,327	185	7.98%
Other Equity Securities	1,376	23	6.70%	1,355	21	6.15%	1,199	18	6.04%
Loans - Net	237,003	5,283	9.04%	237,585	5,351	8.94%	219,049	4,786	8.79%
Total Earning Assets	347,673	$7,065	8.24%	346,201	$7,122	8.16%	326,043	$6,366	7.85%
Allowance for Loan Losses	(4,566)			(4,349)			(4,153)
Nonearning Assets	32,678			33,068			31,056
Total Assets	$375,785			$374,920			$352,946

Liabilities and Stockholders' Equity
NOW Accounts	$24,498	$120	1.99%	$21,326	$115	2.14%	$22,912	$117	2.05%
Savings Accounts	30,349	189	2.53%	30,137	192	2.53%	32,193	203	2.54%
Money Market Deposit Accounts	71,191	632	3.60%	72,716	771	4.21%	69,544	657	3.80%
Certificates of Deposits less than $100,000	118,191	1,659	5.69%	117,789	1,632	5.50%	105,915	1,264	4.80%
Certificates of Deposits greater than $100,000	26,020	369	5.75%	25,330	364	5.70%	20,751	251	4.86%
Total Interest Bearing Deposits	270,249	2,969	4.46%	267,298	3,074	4.56%	251,315	2,492	3.99%
Other Borrowings	1,184	18	6.04%	1,237	19	6.09%	1,392	21	6.07%
Total Interest Bearing Liabilities	271,433	$2,987	4.46%	268,535	$3,093	4.57%	252,707	$2,513	4.00%
Noninterest Bearing Deposits	60,640			62,555			58,817
Other Liabilities	1,809			2,226			1,454
Stockholders' Equity	41,903			41,604			39,968
Total Liabilities and Stockholders' Equity	$375,785			$374,920			$352,946

Net Interest Income - Tax Equivalent Basis*		$4,078			$4,029			$3,853
Tax Equivalent Adjustment		(98)			(73)			(63)
Net Interest Income		$3,981			$3,956			$3,790

Net Interest Income - Spread*			3.78%			3.59%			3.85%

Net Interest Income as a % of Total Earning Assets*			4.76%			4.62%			4.75%
*Tax Equivalent Basis - 34% Rate for the periods dated

                                                                    24

INTEREST DIFFERENTIALS
In thousands
	First Quarter 2001			First Quarter 2001
	vs			vs
	Fourth Quarter 2000			First Quarter 2000

	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest Bearing Deposit Accounts	($44)	($11)	($55)	$13	$2	$15
Federal Funds Sold	52	(56)	(4)	44	(3)	41
Securities:
Taxable	(37)	33	(4)	(83)	122	39
Non-Taxable*	71	1	72	105	(3)	102
Other Equity Securities	1	1	2	3	2	5
Loans	(13)	(55)	(68)	393	104	497
Total Interest Income	$30	($87)	($57)	$475	$224	$699

Interest Bearing Liabilities:
NOW Accounts	17	(12)	5	8	(5)	3
Savings Accounts	1	(4)	(3)	(12)	(2)	(14)
Money Market Deposit Accounts	(16)	(123)	(139)	16	(41)	(25)
Certificates of Deposits less than $100,000	6	21	27	147	249	396
Certificates of Deposits greater than $100,000	10	(5)	5	64	54	118
Other Borrowings	0	(1)	(1)	(3)	0	(3)
Total Interest Expense	$18	($124)	($106)	$220	$255	$475
Increase (Decrease) in
Interest Differential	$12	$37	$49	$255	($31)	$224

*Tax Equivalent Basis - 34% Rate for the periods dated

                                                                    25

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

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

     A report on Form 8-K dated February 5, 2001 was filed by the registrant reporting Item 5 - Other Events. The Company announced the execution of a definitive agreement for the acquisition of the common stock of Schwegmann Bank and Trust Company for cash. The closing of this transaction is subject to regulatory approval and other customary conditions, and is expected to be completed in the second quarter of 2001.
                                                                    26

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

     The financial statements as of December 31, 2000 were examined by Hannis T. Bourgeois, L L P, independent public accountants, who rendered an independent professional opinion. The financial statements as of March 31, 2001 were reviewed by Hannis T. Bourgeois, L L P.
                                                                    27

Independent Accountant's Report

April 24, 2001

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of March 31, 2001 and 2000 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the three month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 18, 2001 on the Consolidated Balance Sheet of One American Corp. and Subsidiaries as of December 31, 2000.

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

Respectfully submitted,

\s\ Hannis t. Bourgeois, LLP
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana
                                                                    28

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By: \s\ Frank J. Bourgeois
    Frank J. Bourgeois, President

May 10, 2001
Date
                                                                    29