Form 10-Q
period 2001-06-30
ONE AMERICAN CORP
filed 2001-08-10
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended June 30, 2001	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,614,488 shares outstanding as of August 10, 2001.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
June 30, 2001, December 31, 2000, and June 30, 2000	3

Consolidated Statements of Income
for the three and six month periods ended June 30, 2001and 2000	4

Consolidated Statements of Changes in Stockholders' Equity
for the six month periods ended June 30, 2001and 2000	5

Consolidated Statements of Cash Flows
for the six month periods ended June 30, 2001and 2000	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three and six months ended June 30, 2001, December 31, 2000,
and June 30, 2000	25

Interest Differentials
for the three and six months ended June 30, 2001, December 31, 2000,
and June 30, 2000	26
Part II
Other Information

Legal Proceedings	27

Submission of Matters to a Vote of Security Holders	27

Other Information	28

Exhibits and Reports on Form 8-K	28

Management's Responsibility for Financial Reporting	29

Review by Independent Public Accountant	30

Signatures	31

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	June 30,	December 31,	June 30,
In thousands	2001	2000	2000
Assets
Cash and Due From Banks	$15,089	$12,733	$13,491
Interest Bearing Deposits in Other Banks	3,163	3,386	2,206
Federal Funds Sold and Securities
Purchased Under Resale Agreements	20,849	9,050	5,350
Securities Available for Sale (Amortized Cost of $97,070, $92,550,and $90,890, respectively)	98,285	92,932	89,725

Loans	261,146	239,251	235,819
Less: Allowance for Loan Losses	(4,907)	(4,465)	(4,066)
Loans, Net	256,239	234,786	231,753

Bank Premises and Equipment	15,552	14,036	13,381
Other Real Estate	113	19	80
Accrued Interest Receivable	2,570	2,233	2,252
Equity Securities	1,542	1,355	1,296
Other Assets	4,038	3,319	4,328
Total Assets	$417,440	$373,849	$363,862

Liabilities
Deposits:
Noninterest Bearing	$64,940	$63,253	$60,534
Interest Bearing	305,046	265,650	256,478
Total Deposits	369,986	328,903	317,012

Accrued Interest Payable	1,753	1,183	1,204
Other Liabilities	2,030	1,752	5,672
Total Liabilities	373,769	331,838	323,888

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	33,306	31,557	30,268
Accumulated Other Comprehensive Income	802	252	(769)
Treasury Stock - 384,147, 360,452 and 350,723 shares at cost	(2,937)	(2,298)	(2,025)
Total Stockholders' Equity	43,671	42,011	39,974
Total Liabilities and Stockholders' Equity	$417,440	$373,849	$363,862
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries	Three Months Ended	Six Months Ended
for the three and six month periods ended June 30, 2001 and 2000	Unaudited	Unaudited	Unaudited	Unaudited
In thousands, except per share data	2001	2000	2001	2000
Interest Income
Interest and Fees on Loans	$5,408	$5,078	$10,691	$9,864
Interest on Securities:
Taxable Interest	1,238	1,244	2,455	2,440
Nontaxable Interest	225	124	415	246
Total Interest on Securities	1,463	1,368	2,870	2,686
Other Interest Income	245	190	523	389
Total Interest Income	7,116	6,636	14,084	12,939
Interest Expense
Interest Expense on Deposits	2,929	2,647	5,898	5,139
Interest Expense on Borrowings	17	55	35	76
Total Interest Expense	2,946	2,702	5,933	5,215

Net Interest Income	4,170	3,934	8,151	7,724

Provision for Loan Losses	100	225	175	375
Net Interest Income After
Provision for Loan Losses	4,070	3,709	7,976	7,349

Noninterest Income
Service Charges on Deposit Accounts	647	560	1,217	1,093
Gain on Securities	-	-	0	7
Gain on Purchased Assets	203	54	370	420
Other Operating Income	258	232	557	534
Total Noninterest Income	1,108	846	2,144	2,054
Income Before Noninterest Expense	5,178	4,555	10,120	9,403

Noninterest Expense
Salaries and Employee Benefits	1,637	1,498	3,157	2,898
Net Occupancy Expense	440	403	863	797
Net ORE and Repossession Expense	10	1	10	(3)
Equipment Expense	365	366	730	740
Other Operating Expenses	641	765	1,236	1,299
Total Noninterest Expense	3,093	3,033	5,996	5,731
Income Before Income Taxes	2,085	1,522	4,124	3,672
Applicable Income Taxes	699	465	1,380	1,168
Net Income	$1,386	$1,057	$2,744	$2,504

Net Income Per Share	$0.53	$0.40	$1.05	$0.94

Cash Dividends Per Share	$0.190	$0.185	$0.380	$0.370
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 2001 and 2000
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity
Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011
Comprehensive Income:
Net Income			2,744			2,744
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss) on Securities Available-for-Sale
				550		550
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						3,294
Treasury Stock Purchased					(639)	(639)
Cash Dividends			(995)			(995)
Balances, June 30, 2001	7,500	5,000	33,306	802	(2,937)	43,671

Balances, January 1, 2000	7,500	5,000	28,745	(718)	(1,561)	38,966
Comprehensive Income:
Net Income			2,504			2,504
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss) on Securities Available-for-Sale
				(44)		(44)
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						2,453
Treasury Stock Purchased					(464)	(464)
Cash Dividends			(981)			(981)
Balances, June 30, 2000	$7,500	$5,000	$30,268	($769)	($2,025)	$39,974
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Cash Flows From Operating Activities
Net Income	$2,744	$2,504
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(370)	(420)
Provision for Depreciation	452	462
Provision for Loan Losses	175	375
Net Amortization (Accretion) on Securities	(324)	(35)
Provision (Credit) for Deferred Income Taxes	8	189
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(337)	(245)
(Increase) Decrease in Other Assets	(1,191)	(802)
Increase (Decrease) in Accrued Interest Payable	570	236
Increase (Decrease) in Other Liabilities	591	329
Net Cash Provided by Operating Activities	2,318	2,593
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	34,218	19,923
Purchases of Securities Available for Sale	(38,414)	(20,378)
Proceeds from Sale of Securities Available for Sale	0	0
Net (Increase) Decrease in Federal Funds Sold	(11,799)	350
Net (Increase) Decrease in Loans	(21,558)	(20,639)
Proceeds from Sale of Other Real Estate and Repossessions	0	0
Purchases of Premises and Equipment	(1,968)	(1,245)
Net Cash Used in Investing Activities	(39,521)	(21,989)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	16,192	3,638
Net Increase (Decrease) in Certificates of Deposits	24,891	11,483
Proceeds from Other Borrowings	0	5,000
Repayments of Borrowings	(107)	(1,602)
Dividends Paid	(1,000)	(985)
Treasury Stock Purchased	(640)	(464)
Net Cash Provided By Financing Activities	39,336	17,070
Increase (Decrease) in Cash and Cash Equivalents	2,133	(2,326)
Cash and Cash Equivalents - Beginning of Period	16,119	18,023
Cash and Cash Equivalents - End of Period	$18,252	$15,697
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$1,391	$1,057
Interest Paid on Deposits	$5,328	$4,979
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$0	$62
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$833	($78)
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$283	($27)
Noncash Financing Activities:
Dividends Declared and Not Paid	$497	$490
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
June 30, 2001
(UNAUDITED)

Summary of Significant Accounting Policies

     The accounting principles followed by One American Corp. (the Company), its wholly-owned subsidiaries, First American Bank and Trust (the Bank), Schwegmann Bank and Trust Company (Schwegmann), and the Bank's wholly-owned subsidiary, First American Agency, L.L.C. (the Agency), are those which are generally practiced within the banking industry. The methods of applying those principles conform to generally accepted accounting principles and have been applied on a consistent basis. The principles that significantly affect the determination of financial position, results of operations, changes in stockholders' equity, and cash flows are summarized below.

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the six-month period ended June 30, 2001 are not an indication of the expected results for the annual period that ends December 31, 2001. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2000.

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the Company), its wholly-owned subsidiaries, First American Bank and Trust (the Bank), Schwegmann Bank and Trust Company (Schwegmann), and the Bank's wholly-owned subsidiary, First American Agency, L.L.C. (the Agency). All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

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
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank and Schwegmann's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank and Schwegmann have a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local conditions in the area. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank and Schwegmann to recognize additional losses based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's and Schwegmann's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank and Schwegmann had no securities classified as held to maturity or trading at June 30, 2001 or 2000.

     Loans - Loans are stated at principal amounts outstanding, less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding.
Gain on purchased assets is recognized on acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made.
     Generally, the Bank and Schwegmann discontinue the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on non-accrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Bank and Schwegmann classify loans as impaired if, based on current information and events, it is probable that the Bank or Schwegmann will be unable to collect the scheduled payments of principal and interest when due according to the contractual treraccording to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of the expected future cash flows discounted at the loan's effective interest rate , the loan's observable market price, or based on the fair value of the collateral if the loan is collateral-dependent.

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
     The Company and its subsidiaries file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the subsidiaries in accordance with state statutes.

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted

EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At June 30, 2001 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,616,901 and 2,650,436 for the three months ended June 30, 2001 and 2000, respectively, and 2,619,263 and 2,653,099 for the six months ended June 30, 2001 and 2000, respectively.

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-bearing deposits in other banks.

     Comprehensive Income - Components of comprehensive income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders Equity for all periods presented.

     Recent Accounting Pronouncements - In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS 125 by revising and clarifying the standards for accounting for transfers of financial assets and collateral and by requiring additional disclosures. The provisions of SFAS No. 140 are effective for transfers and servicing financial assets occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's financial position or results of operations.

     Acquisition - On May 25, 2001, the Company acquired all of the common stock of Schwegmann Bank and Trust Company (Schwegmann) for a purchase price of $2.7 million. Pursuant to the agreement, the Company acquired assets with a fair value of $34.5 million and assumed $32.0 million in deposits and specific liabilities. The excess of the purchase price over the value of the net assets has been recorded as goodwill. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition. A condensed balance sheet of Schwegmann on the date of acquisition is presented below.

($ in thousands)
Cash and Due From Banks	$ 1,364
Securities	7,632
Loans, Net	23,201
Other Assets	1,968
Total	$34,165

Deposits	$31,631
Other Liablilites	462
Stockholders' Equity	2,072
Total	$34,165

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations June 30, 2001

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and six-month periods ended June 30, 2001 and 2000. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10-K.

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

Second Quarter in Review

     On May 25, 2001, the Company consummated the purchase of Schwegmann Bank and Trust Company (Schwegmann), acquiring all of Schwegmann's common stock for cash. This event completed the definitive agreement announced in the Form 8-K filed on February 5, 2001. Schwegmann is to be merged into First American Bank and Trust (the Bank) in the third quarter. The transaction was recorded using "push-down" accounting as of May 31, 2001. Accordingly, the results of operations for the three months ended June 30, 2001 and for the six months ended June 30, 2001 include Schwegmann's results for the month ended June 30, 2001, only.

     For the second quarter of 2001, net income was $1.4 million compared to $1.1 million for the second quarter of 2000. Net interest income increased $236 thousand, noninterest income increased $262 thousand, noninterest expense increased $60 thousand, and income taxes increased $234 thousand. Earnings per common share were $0.53 and $0.40 for the second quarters of 2001 and 2000, respectively. Return on average assets on an annualized basis was 1.41% for the current quarter and 1.17% for the same quarter of 2000. Cash dividends were $0.190 per share for the current quarter and $0.185 per share for the same quarter of 2000.

     For the first six months of 2001, net income was $2.7 million compared to $2.5 million for the same period of 2000. Earnings per common share were $1.05 and $0.94 for the first six months of 2001 and 2000, respectively. Return on average assets on an annualized basis was 1.43% and 1.40% for the six-month periods ended June 30, 2001 and 2000, respectively. For the same periods, return on average equity on an annualized basis was 12.9% and 12.52%. Cash dividends were $0.38 and $0.37 per share, respectively, for the six-month periods ended June 30, 2001 and 2000.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.3 million, $288 thousand greater than that of the second quarter of 2000. The net interest margin (FTE) was 4.72% for the current quarter and 4.77% for the same quarter of 2000. For the six months ended June 30, 2001, net interest income (FTE) was $8.4 million compared to $7.9 million for the same period of 2000. The net interest margin (FTE) was 4.74% and 4.77%, respectively.

     During the second quarter of 2001, in comparison with the second quarter of 2000, average loans outstanding increased $14.5 million or 6.3% to $245.1 million. Without the inclusion of Schwegmann's average loan balance, average loans outstanding would have grown $7.0 million, or 3.0%. Average total deposits for the current quarter increased $30.6 million or 9.7% to $347.3 million when compared to the average total deposits for the same quarter of 2000. Again, the inclusion of Schwegmann's average total deposits added to the increase. Average total assets for the current quarter increased $31.5 million or 8.7%, including Schwegmann's average total assets, to $394.0 million when compared to the total average assets of the second quarter of 2000. For the six months ended June 30, 2001, in comparison with the same period in 2000, average loans outstanding increased $16.3 million, including Schwegmann, or 7.2% to $241.1 million. Average total deposits for the current six-month period increased $25.7 million, including Schwegmann, or 8.20% to $339.1 million when compared to the average total deposits for the same period of 2000. Average total assets at June 30, 2001 increased $27.3 million or 7.6% to $384.7 million when compared to the total average assets at June 30, 2000. Again, Schwegmann's average total assets were included in the change.

Earnings Analysis

     Net Interest Income - The primary source of earnings for the Bank and Schwegmann is net interest income; the difference between interest and fees generated from interest-earning assets less interest expense for interest-bearing liabilities. For analytical purposes, net interest income is presented on a tax equivalent basis, using a 34% tax rate. Certain earning assets are exempt from income taxes, therefore a tax equivalent adjustment is included so that tax exempt earning assets are tax equivalent and comparable with other taxable earning assets. The primary factors that affect net interest income are changes in volume and mix of earning assets and interest-bearing liabilities, along with changes in market rates.

     Net interest income (FTE) for the current quarter of 2001 was $4.3 million, 7.2% greater than the same quarter of 2000. The improvement in net interest income can be attributed to the growth in the volumes of earning assets overcoming rate reductions resulting in a $531.9 thousand increase in interest income. Growth in interest-bearing liabilities was offset by rate reductions, increasing interest expense by $243.6 thousand. Net interest income (FTE) for the first six months of 2001 was $8.4 million, 6.6% greater than the same period of 2000. Again, the improvement in net interest income can be attributed to the growth in the volumes of earning assets overcoming rate reductions resulting in a $1.2 million increase in interest income. Interest expense grew $717.4 thousand as, again, rate reductions on interest-bearing liabilities offset volume growth.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2001, average earning assets were $364.1 million, an increase of $28.1 million or 8.4% over the second quarter of 2000. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table "Average Earning Asset Structure". Management's strategy aims at increasing the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. The Bank and Schwegmann's primary market areas enjoy a stable economic climate that provides good lending opportunities. However, signs of slowing are becoming evident. The average loan portfolio increased $14.5 million or 6.3%, including the inclusion of Schwegmann's portfolio, when compared to the quarter ended June 30, 2000. There is no guarantee that either similar levels of growth or the current economic climate will continue into the future.

     The trend over the quarters compared shows an increase in interest-bearing liabilities with growth in all categories, particularly in certificates of deposit. The Bank and Schwegmann also benefited from a relatively stable level of non-interest-bearing deposits. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the second quarter of 2001, the average yield on earning assets was 7.97% while the average cost of interest-bearing liabilities was 4.14%, producing a net interest spread (FTE) of 3.83%. The net interest margin (FTE) was 4.72% for the quarter ended June 30, 2001. In comparison, the net interest margin (FTE) for the same quarter of 2000 was 4.77%. The cost of interest-bearing liabilities during the second quarter of 2000 was 4.18%, while the yield on average earning assets was 8.00%, producing a net interest spread of 3.82%. For the six-month period ended June 30, 2001, the average yield on earning assets was 8.10% while the average cost of interest-bearing liabilities was 4.29%, producing a net interest spread (FTE) of 3.81%. The net interest margin (FTE) was 4.74% for the first six months of 2001. In comparison, the net interest margin (FTE) for the same period of 2000 was 4.77%. The cost of interest-bearing liabilities during the first six months of 2000 was 4.09%, while the yield on average earning assets was 7.94%, producing a net interest spread of 3.85%.

     The table "Average Balance Sheets and Interest Rate Analysis" for the three-month periods ended June 30, 2001, March 31, 2001, and June 30, 2000 and the corresponding table "Interest Differentials" detail the effects that the changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables "Average Earning Asset Structure" and "Average Deposit Structure" show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods being analyzed.

Average Earning Asset Structure	Second		First		Second
In thousands	Quarter 2001		Quarter 2001		Quarter 2000
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets
Interest Bearing Deposits	$2,564	0.7%	$3,683	1.1%	$1,802	0.5%
Federal Funds Sold	17,095	4.7%	14,286	4.1%	7,860	2.3%
Securities
Taxable	80,436	22.1%	76,696	22.1%	84,813	25.2%
Non-Taxable	17,446	4.8%	14,629	4.2%	9,671	2.9%
Other Equity Securities	1,443	0.4%	1,376	0.4%	1,286	0.4%
Loans - Net	245,094	67.3%	237,003	68.1%	230,549	68.7%
Total Average Earning Assets	$364,078	100.0%	$347,673	100.0%	$335,981	100.0%

Average Deposit Structure	Second		First		Second
In thousands	Quarter 2001		Quarter 2001		Quarter 2000
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits
Noninterest Bearing Deposits	$ 62,868	18.1%	$60,640	18.3%	$60,833	19.2%
NOW Accounts	25,419	7.3%	24,498	7.4%	22,442	7.1%
Savings Accounts	33,464	9.6%	30,349	9.2%	32,366	10.2%
Money Market Deposit Accounts	70,875	20.4%	71,191	21.5%	68,960	21.8%
Certificates of Deposits less than $100,000	126,048	36.4%	118,191	35.7%	108,685	34.3%
Total Average Core Deposits	318,674	91.8%	304,869	92.1%	293,286	92.6%
Certificates of Deposits greater than $100,000	28,586	8.2%	26,020	7.9%	23,339	7.4%
Total Average Deposits	$347,260	100.0%	$330,889	100.0%	$316,625	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	78.1%		77.7%		76.1%
Average Core Deposits
as a percentage of Total Average Assets	80.9%		81.1%		80.9%

Provision for Loan Losses

     Provision for Loan Losses were $100 thousand for the second quarter of 2001 and $225 thousand for the second quarter of 2000. For the six-month periods ended June 30, 2001 and 2000, Provisions for Loan Losses were $175 thousand and $375 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was $1.1 million, an increase of $262 thousand or 31.0% from the $846 thousand reported for the same quarter of 2000. Primarily accounting for this change was a gain of $149 thousand in gain on purchased assets. For the six-month period ended June 30, 2001, noninterest income was $2.1 million, an increase of $90 thousand or 4.4% from the same period in 2000. The primary reason for this was the increase in service charges on deposit accounts, which increased $124 thousand when compared to the first six months of 2000.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

Noninterest Expense

     Noninterest expense was $3.1 million for the second quarter of 2001, an increase of $60 thousand or 2.0% over the same quarter of 2000. Salaries and employee benefits were $1.6 million for the current quarter compared to $1.5 million for the same of quarter of 2000. Net occupancy expense was $440 thousand for the current quarter, compared to $403 thousand for the second quarter of 2000. Equipment expense was $365 thousand for the current quarter compared to $366 thousand for the same quarter of 2000. Other operating expenses were $641 thousand for the first quarter of 2001, a decrease of $124 thousand or 16.22% compared to the same quarter of 2000. In the second quarter of 2000 a vacated obsolete branch building was donated to a local charity.

     For the six-month period ended June 30, 2001, noninterest expense were $6.0 million, an increase of $265 thousand or 4.62% over the same period of 2000. Salaries and employee benefits were $3.2 million for the current period compared to $2.9 million for the same period in 2000. Net occupancy expense was $863 thousand for the current six months, compared to $797 thousand for the first six months of 2000. Other operating expenses were $1.2 million for the current period, a decrease of $63 thousand or 4.9% compared to the same period of 2000.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $699 thousand compared to $465 thousand for the second quarter of 2000. Effective tax rates were 33.5% for the second quarter of 2001 and 30.6% for the quarter ended June 30, 2000. For the six months ended June 30, 2001 and 2000 effective tax rates were 33.5% and 31.8%, respectively The

Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $318.7 million or 91.8% of total average deposits and 80.9% of total average assets. For a comparison with prior period quarters see the table , "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Company's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at June 30, 2001; the Company would expect a decrease in net interest income of $77 thousand in the event of a gradual 200 basis point increase in interest rates, and a decrease of $86 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the Bank's interest rate risk policy limits.
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
     The Company has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non Interest-Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank and Schwegmann's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base, which may not reprice in the same manner as the rate sensitive portion.

     The Interest Rate Sensitivity Table presents the Company's interest rate sensitivity position at June 30, 2001, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets exceed its interest-bearing liabilities at the one year point in time suggesting the Company is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Company's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank and Schwegmann are members of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Company with the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Company the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
June 30, 2001
In thousands
Expected Maturity, Years Ended:
							Non-		Fair
	06/30/02	06/30/03	06/30/04	06/30/05	06/30/06	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$39,337	$19,030	$10,734	$4,352	$9,076	$12,830	$0	$95,359	$95,359
Average Interest Rates	5.94%	6.16%	6.27%	6.49%	6.18%	5.66%	0.00%	6.03%
Variable-Rate Securities	1,044	359	241	205	174	903	0	2,926	2,926
Average Interest Rates	6.35%	6.26%	6.20%	6.20%	6.20%	6.19%	0.00%	6.26%
Total Investments	40,381	19,389	10,975	4,557	9,250	13,733	0	98,285	98,285
Average Interest Rates	5.95%	6.16%	6.27%	6.48%	6.18%	5.70%	0.00%	6.04%
Loans -
Fixed-Rate Loans, Net	108,854	33,393	30,611	15,050	18,251	9,363	3,876	219,398	221,368
Average Interest Rates	9.22%	8.63%	8.85%	8.38%	8.77%	8.08%	0.00%	8.77%
Variable-Rate Loans, Net	29,726	2,541	1,838	639	599	1,498	0	36,841	36,733
Average Interest Rates	7.70%	7.05%	7.12%	6.78%	6.94%	7.07%	0.00%	7.57%
Total Loans	138,580	35,934	32,449	15,689	18,850	10,861	3,876	256,239	258,101
Average Interest Rates	8.89%	8.52%	8.75%	8.32%	8.71%	7.94%	0.00%	8.60%
Interest Bearing Deposits inOther Banks
	3,163	0	0	0	0	0	0	3,163	3,163
Average Interest Rates	3.60%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	3.60%
Federal Funds Sold	20,849	0	0	0	0	0	0	20,849	20,849
Average Interest Rates	4.65%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	4.65%
Other Assets							38,904	38,904
Total Assets	$202,973	$55,323	$43,424	$20,246	$28,100	$24,594	$42,780	$417,440
Liabilities
NOW and Super NOW Deposits	$4,093	$7,175	$7,175	$3,068	$3,068	$6,136	$0	$30,715	$29,461
Average Interest Rates	1.77%	1.77%	1.77%	1.77%	1.77%	1.77%	0.00%	1.77%
Insured Money Market Accounts	35,217	18,546	18,546	0	0	0	0	72,309	73,261
Average Interest Rates	2.54%	2.54%	2.54%	0.00%	0.00%	0.00%	0.00%	2.54%
Savings Deposits	4,847	8,723	8,723	3,715	3,715	7,431	0	37,154	36,082
Average Interest Rates	2.40%	2.40%	2.40%	2.40%	2.40%	2.40%	0.00%	2.40%
Variable-Rate Certificates of Deposit	1,078	1,941	1,941	827	827	1,653	0	8,267	8,276
Average Interest Rates	4.53%	4.53%	4.53%	4.53%	4.53%	4.53%	0.00%	4.53%
Certificates of Deposit	136,761	12,610	6,569	263	398	0	0	156,601	157,477
Average Interest Rates	5.44%	4.91%	5.97%	5.73%	4.90%	0.00%	0.00%	5.42%
Non Interest Bearing Deposits	8,143	16,065	16,065	6,167	6,167	12,333	0	64,940	64,940
Other Interest Bearing Liabilities	262	278	262	176	131	0	0.00%	1,109	1,132
Average Interest Rates	6.01%	6.01%	5.99%	5.76%	5.62%	0.00%	0.00%	5.92%
Other Liabilities	0	0	0	0	0	0	2,674	2,674
Stockholders' Equity	0	0	0	0	0	0	43,671	43,671
Total Liabilities and
Stockholders' Equity	$190,401	$65,338	$59,281	$14,216	$14,306	$27,553	$46,345	$417,440

Interest Rate Sensitivity Gap	$12,572	($10,015)	($15,857)	$6,030	$13,794	($2,959)	($3,565)	$0
Cumulative Interest Rate
Sensitivity Gap	$12,572	$2,557	($13,300)	($7,270)	$6,524	$3,565	($1)

GAP / Assets	3.01%	-2.40%	-3.80%	1.44%	3.30%	-0.71%	-0.85%
Cumulative GAP / Assets	3.01%	0.61%	-3.19%	-1.74%	1.56%	0.85%	0.00%

Financial Instruments

     In the normal course of business the Company enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 2001 and 2000, were $22.7 million and $17.7 million, respectively. The Company had letters of credit of $706 thousand issued at June 30, 2001 and $458 thousand at June 30, 2000. Additionally, the Company has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 2001 the available portion of these credit lines was $183 thousand compared to $274 thousand at June 30, 2000. These credit lines are immediately cancelable by the Company. The credit lines provide a source of income to the Company through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Company. To date the Company does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Company also issues credit cards. The aggregate credit available was $7.3 million at June 30, 2001 and $5.6 million June 30, 2000. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank and Schwegmann are not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $4.9 million at June 30, 2001, or 1.88%, of loans outstanding. At June 30, 2000 the Allowance for Loan Losses was $4.1 million, or 1.72%, of loans outstanding. Net charge-offs (recoveries) were $47 thousand for the current quarter, versus $9 thousand for the same quarter of 2000. Gross charge-offs as a percentage of average loans were.06% and .00% in the second quarters of 2001 and 2000, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 24.2% versus 72.7% for the same quarter of 2000. For the six months ended June 30, 2001, net charge-offs (recoveries) were ($29) thousand, versus $464 thousand for the same period in 2000. Gross charge-offs as a percentage of average loans were .07% and .45%, respectively for the first six months of 2001 and 2000. Recoveries as a percentage of gross charge-offs were 121.8% and 8.7% for the six months ended June 30, 2001 and 2000, respectively.

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

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Loans classified as impaired or substandard are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the total "potential default'' factor to the non classified portion of the loan portfolio, it accounts for additional reserves necessary because of loan growth. Management also considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank and Schwegmann's 's market areas.

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 2001 and 2000 were $185 thousand and $112 thousand, respectively. Impaired loans having recorded investments of $6.2 million at June 30, 2001 compared to $5.0 million at June 30, 2000 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.5 million at June 30, 2001 compared to $962 thousand at June 30, 2000. Interest received on impaired loans amounted to $257 thousand at June 30, 2001 compared to $207 thousand at June 30, 2000. Non-accrual loans not included in impaired loans were immaterial at June 30, 2001 and 2000.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $113 thousand at June 30, 2001 and $80 thousand at the close of the second quarter of 2000. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were $18 thousand in repossessions at June 30, 2001 and none at June 30, 2000.

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans that are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management does not believe that any of these potential problem loans are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations.

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
                                                                      23

Capital Adequacy Ratios
In Thousands			June 30,	December 31,	June 30,
			2001	2000	2000
Tier 1 Capital:
Stockholders' Equity			$41,550	$41,099	$40,047
Tier 2 Capital:
Allowance for Loan Losses			3,179	2,847	2,800
Total Capital			$44,729	$43,946	$42,847

Risk-Weighted Ratios:
Tier 1 Capital			16.2%	18.2%	18.0%
Total Capital			17.4%	19.4%	19.2%
Leverage Ratio			10.6%	11.0%	11.0%
Stockholders' Equity			10.0%	11.0%	11.0%

Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
						Equity

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $2.1 million. This number is less than the trend of prior periods because of the special $2.6 million dividend paid by the bank to the Company to fund the Schwegmann purchase. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.
                                                                      24

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	Second Quarter 2001			First Quarter 2001			Second Quarter 2000
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$2,564	$36.7	5.74%	$3,683	$63.0	6.96%	$1,802	$28.0	6.23%
Federal Funds Sold and Securities Purchased under Resale Agreements
	17,095	$189.1	4.44%	14,286	$192.0	5.45%	7,860	$125.4	6.40%
Securities:
Taxable	80,436	$1,238.2	6.17%	76,696	$1,217.0	6.43%	84,813	$1,262.8	5.97%
Non-Taxable*	17,446	$341.2	7.84%	14,629	$287.0	7.97%	9,671	$188.2	7.80%
Other Equity Securities	1,443	$18.3	5.09%	1,376	$23.0	6.80%	1,286	$17.6	5.49%
Loans - Net	245,094	$5,408.4	8.85%	237,003	$5,283.0	9.04%	230,549	$5,078.0	8.83%
Total Earning Assets	$364,078	$7,231.9	7.97%	347,673	$7,065.0	8.24%	335,981	$6,700.0	8.00%
Allowance for Loan Losses	(4,703)			(4,566)			(3,923)
Nonearning Assets	34,586			32,678			30,361
Total Assets	$393,961			$375,785			$362,419

Liabilities and Stockholders' Equity
NOW Accounts	$25,419	$117.6	1.86%	$24,498	$120.0	1.99%	$22,442	$120.6	2.16%
Savings Accounts	33,464	$208.0	2.49%	30,349	$189.0	2.53%	32,366	$203.8	2.53%
Money Market Deposit Accounts	70,875	$260.4	1.47%	71,191	$632.0	3.60%	68,960	$681.7	3.97%
Certificates of Deposits less than $100,000	126,048	$1,951.6	6.21%	118,191	$1,659.0	5.69%	108,685	$1,347.8	4.97%
Certificates of Deposits greater than $100,000	28,586	$391.0	5.49%	26,020	$369.0	5.75%	23,339	$292.9	5.03%
Total Interest-Bearing Deposits	284,392	$2,928.6	4.13%	270,249	$2,969.0	4.46%	255,792	$2,646.8	4.15%
Other Borrowings	1,130	$17.0	6.03%	1,184	$18.0	6.17%	3,523	$55.2	6.28%
Total Interest-Bearing Liabilities	285,522	$2,945.6	4.14%	271,433	$2,987.0	4.46%	259,315	$2,702.0	4.18%
Non Interest-Bearing Deposits	62,868			60,640			60,833
Other Liabilities	2,197			1,809			1,774
Stockholders' Equity	43,374			41,903			40,497
Total Liabilities and Stockholders' Equity	$393,961			$375,785			$362,419

Net Interest Income - Tax Equivalent Basis*		$4,286.3			$4,078.0			$3,998.0
Tax Equivalent Adjustment		($116.0)			($97.6)			($64.0)
Net Interest Income		$4,170.3			$3,980.4			$3,934.0

Net Interest Income - Spread*			3.83%			3.78%			3.82%
Net Interest Income as a % of Total Earning Assets*			4.72%			4.76%			4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
	Six Months Ended			Six Months Ended
	June 30, 2001			June 30, 2000
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$3,121	$99.9	6.46%	$2,350	$75.9	6.50%
Federal Funds Sold and Securities
Purchased under Resale Agreements	15,693	$381.2	4.90%	9,476	$276.6	5.87%
Securities:
Taxable	78,575	$2,455.0	6.30%	83,645	$2,441.0	5.87%
Non-Taxable*	16,045	$628.6	7.90%	9,499	$372.7	7.89%
Other Equity Securities	1,409	$41.0	5.87%	1,242	$35.5	5.75%
Loans - Net	241,050	$10,692.0	8.94%	224,799	$9,864.0	8.82%
Total Earning Assets	355,893	$14,297.7	8.10%	331,011	$13,065.7	7.94%
Allowance for Loan Losses	(4,637)			(4,038)
Nonearning Assets	33,489			30,465
Total Assets	$384,745			$357,438

Liabilities and Stockholders' Equity
NOW Accounts	$24,954	$237.8	1.92%	22,676	$237.9	2.11%
Savings Accounts	31,911	$397.3	2.51%	32,279	$406.4	2.53%
Money Market Deposit Accounts	71,031	$1,131.9	3.21%	69,252	$1,339.3	3.89%
Certificates of Deposits less than $100,000	122,319	$3,370.6	5.56%	107,821	$2,616.9	4.88%
Certificates of Deposits greater than $100,000	27,303	$760.1	5.61%	22,045	$541.4	4.94%
Total Interest-Bearing Deposits	277,518	$5,897.7	4.29%	254,073	$5,141.9	4.07%
Other Borrowings	1,157	$34.7	6.05%	2,458	$73.1	5.98%
Total Interest-Bearing Liabilities	278,675	$5,932.4	4.29%	256,531	$5,215.0	4.09%
Non Interest-Bearing Deposits	61,573			59,306
Other Liabilities	2,007			1,614
Stockholders' Equity	42,490			39,987
Total Liabilities and Stockholders' Equity	$384,745			$357,438

Net Interest Income - Tax Equivalent Basis*		$8,365.3			$7,850.7
Tax Equivalent Adjustment		($213.7)			($126.7)
Net Interest Income		$8,151.6			$7,724.0

Net Interest Income - Spread*			3.81%			3.85%

Net Interest Income as a % of Total Earning Assets*			4.74%			4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
						Six Months Ended
	Second Quarter 2001			Second Quarter 2001		June 30, 2001
	vs			vs		vs
	First Quarter 2001			Second Quarter 2000		June 30, 2000
	Change due to		Total	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest-Bearing Deposit Accounts	($19.1)	($7.2)	($26.3)	$11.8	($3.1)	$8.7	$24.9	($0.9)	$24.0
Federal Funds Sold	37.7	(40.6)	(2.9)	147.3	(83.6)	63.7	181.5	(76.9)	104.6
Securities:
Taxable	58.3	(37.1)	21.2	(65.2)	40.6	(24.6)	(148.0)	162.0	14.0
Non-Taxable*	55.5	(1.3)	54.2	151.0	2.0	153.0	256.8	(0.9)	255.9
Other Equity Securities	1.2	(5.9)	(4.7)	2.1	(1.4)	0.7	4.8	0.7	5.5
Loans	180.3	(54.9)	125.4	320.4	10.0	330.4	713.1	114.9	828.0
Total Interest Income	313.9	(147.0)	166.9	567.4	(35.5)	531.9	1,033.1	198.9	1,232.0

Interest-Bearing Liabilities:
NOW Accounts	4.5	(6.9)	(2.4)	16.0	(19.0)	(3.0)	23.9	(24.0)	(0.1)
Savings Accounts	19.4	(0.4)	19.0	6.9	(2.7)	4.2	(4.6)	(4.5)	(9.1)
Money Market Deposit Accounts	(2.8)	(368.8)	(371.6)	18.9	(440.2)	(421.3)	34.4	(241.8)	(207.4)
Certificates of Deposits less than $100,000	110.3	182.3	292.6	215.3	388.5	603.8	351.9	401.8	753.7
Certificates of Deposits greater than $100,000	36.4	(14.4)	22.0	65.8	32.3	98.1	129.1	89.6	218.7
Other Borrowings	(0.8)	(0.2)	(1.0)	(37.5)	(0.7)	(38.2)	(38.7)	0.3	(38.4)
Total Interest Expense	167.0	(208.4)	(41.4)	285.5	(41.9)	243.6	496.0	221.4	717.4
Increase (Decrease) in Interest Differential
	$147.0	$61.3	$208.3	$281.9	$6.4	$288.3	$537.1	($22.5)	$514.6

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

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual shareholders' meeting of the Company held on April 25, 2001, the following matters were submitted for a vote:

     (1) Election of Directors.

         (a)  The election of three (3) Class I directors to serve until the 2004 Annual Meeting of               Shareholders and until their successors are elected and qualified.

Set out below is the list of nominees submitted to the shareholders for approval as directors as well as the resulting votes that were cast:

Name	Total Votes For	Total Votes Against	Total Votes Abstaining
Craig G. Brazan	2,114,419	0	978
Michael J. Cazenave	2,114,419	0	978
Dean T. Falgoust	2,114,419	0	978

Set out below is a list of directors whose term of office continued after the meeting:
Name	Class	Year of Term Expiration
Steven G. Cazenave	II	2002
Preston L. Falgoust	II	2002
Marcel T. Graugnard, Jr.	II	2002
Ozane J. Gravois, III	II	2002
Debra Dufresne Vial	II	2002
Frank J. Bourgeois	III	2003
A. Earle Cefalu, Jr.	III	2003
Gloria A. Kliebert	III	2003
Anthony J. Nobile	III	2003
Carl J. Poche, M.D.	III	2003

                                                                      27

tem 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

     None.

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

     The financial statements as of December 31, 2000 were examined by Hannis T. Bourgeois, L L P, independent public accountants, who rendered an independent professional opinion. The financial statements as of June 30, 2001 were reviewed by Hannis T. Bourgeois, L L P.

Independent Accountant's Report

July 31, 2001

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of June 30, 2001 and 2000 , the related Consolidated Statements of Income for the three and six month periods then ended, and the related Changes in Stockholders' Equity and Cash Flows for the six month periods then ended.

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

                                                                      30

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By: /s/ Frank J. Bourgeois
    Frank J. Bourgeois, President

August 10,2001
Date

