Form 10-Q
period 2001-09-30
ONE AMERICAN CORP
filed 2001-11-14
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended September 30, 2001	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,609,419 shares outstanding as of November 13, 2001.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
September 30, 2001, December 31, 2000, and September 30, 2000	3

Consolidated Statements of Income
for the three and nine month periods ended September 30, 2001and 2000	4

Consolidated Statements of Changes in Stockholders' Equity
for the nine month periods ended September 30, 2001and 2000	5

Consolidated Statements of Cash Flows
for the nine month periods ended September 30, 2001and 2000	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	13

Average Balance Sheets and Interest Rate Analysis
for the three and nine months ended September 30, 2001
and September 30, 2000	26

Interest Differentials
for the three and nine months ended September 30, 2001
and September 30, 2000	27
Part II
Other Information

Legal Proceedings	28

Submission of Matters to a Vote of Security Holders	28

Other Information	28

Exhibits and Reports on Form 8-K	28

Management's Responsibility for Financial Reporting	29

Review by Independent Public Accountant	30

Signatures	31

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	September 30,	December 31,	September 30,
In thousands	2001	2000	2000
Assets
Cash and Due From Banks	$15,343	$12,733	$13,914
Interest Bearing Deposits in Other Banks	6,300	3,386	6,191
Federal Funds Sold and Securities
Purchased Under Resale Agreements	26,261	9,050	9,775
Securities Available for Sale (Amortized Cost of $92,656, $92,550, and $89,803, respectively)
	94,136	92,932	89,347

Loans	255,473	239,251	238,549
Less: Allowance for Loan Losses	(5,027)	(4,465)	(4,284)
Loans, Net	250,446	234,786	234,265

Bank Premises and Equipment	15,775	14,036	13,647
Other Real Estate	176	19	33
Accrued Interest Receivable	2,469	2,233	2,198
Equity Securities	1,557	1,355	1,335
Other Assets	5,093	3,319	3,553
Total Assets	$417,556	$373,849	$374,258

Liabilities
Deposits:
Noninterest Bearing	$66,016	$63,253	$62,199
Interest Bearing	303,167	265,650	267,154
Total Deposits	369,183	328,903	329,353

Accrued Interest Payable	1,492	1,183	1,361
Other Liabilities	2,146	1,752	2,387
Total Liabilities	372,821	331,838	333,101

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	34,288	31,557	31,066
Accumulated Other Comprehensive Income	977	252	(302)
Treasury Stock - 387,361, 360,452 and 353,637 shares at cost	(3,030)	(2,298)	(2,107)
Total Stockholders' Equity	44,735	42,011	41,157
Total Liabilities and Stockholders' Equity	$417,556	$373,849	$374,258
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries	Three Months Ended		Nine Months Ended
for the three and nine month periods ended September 30, 2001 and 2000	Unaudited	Unaudited	Unaudited	Unaudited
In thousands, except per share data	2001	2000	2001	2000
Interest Income
Interest and Fees on Loans	$5,776	$5,316	$16,467	$15,180
Interest on Securities:
Taxable Interest	1,131	1,225	3,586	3,665
Nontaxable Interest	243	136	658	382
Total Interest on Securities	1,374	1,361	4,244	4,047
Other Interest Income	254	270	777	659
Total Interest Income	7,404	6,947	21,488	19,886
Interest Expense
Interest Expense on Deposits	2,846	2,946	8,744	8,085
Interest Expense on Borrowings	16	33	51	109
Total Interest Expense	2,862	2,979	8,795	8,194

Net Interest Income	4,542	3,968	12,693	11,692

Provision for Loan Losses	250	225	425	600
Net Interest Income After
Provision for Loan Losses	4,292	3,743	12,268	11,092

Noninterest Income
Service Charges on Deposit Accounts	734	560	1,951	1,653
Gain on Securities	-	-	0	7
Gain on Purchased Assets	426	218	796	638
Other Operating Income	307	240	864	774
Total Noninterest Income	1,467	1,018	3,611	3,072
Income Before Noninterest Expense	5,759	4,761	15,879	14,164

Noninterest Expense
Salaries and Employee Benefits	1,834	1,535	4,991	4,433
Net Occupancy Expense	517	434	1,380	1,231
Net ORE and Repossession Expense	(85)	(2)	(75)	(5)
Equipment Expense	584	363	1,314	1,103
Other Operating Expenses	736	617	1,972	1,916
Total Noninterest Expense	3,586	2,947	9,582	8,678
Income Before Income Taxes	2,173	1,814	6,297	5,486
Applicable Income Taxes	694	527	2,074	1,695
Net Income	$1,479	$1,287	$4,223	$3,791

Net Income Per Share	$0.56	$0.49	$1.61	$1.43

Cash Dividends Per Share	$0.190	$0.185	$0.570	$0.555
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011

Comprehensive Income:
Net Income			4,223			4,223
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				725		725
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						4,948

Treasury Stock Purchased					(732)	(732)
Cash Dividends			(1,492)			(1,492)
Balances, September 30, 2001	7,500	5,000	34,288	977	(3,030)	44,735

Balances, January 1, 2000	7,500	5,000	28,745	(718)	(1,561)	38,966

Comprehensive Income:
Net Income			3,791			3,791
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				423		423
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						4,207

Treasury Stock Purchased					(546)	(546)
Cash Dividends			(1,470)			(1,470)
Balances, September 30, 2000	$7,500	$5,000	$31,066	($302)	($2,107)	$41,157
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Cash Flows From Operating Activities
Net Income	$4,223	$3,791
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(796)	(638)
Provision for Depreciation	961	708
Provision for Loan Losses	425	600
Net Amortization (Accretion) on Securities	(397)	(120)
Provision (Credit) for Deferred Income Taxes	37	237
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(236)	(191)
(Increase) Decrease in Other Assets	(2,379)	(310)
Increase (Decrease) in Accrued Interest Payable	309	393
Increase (Decrease) in Other Liabilities	556	590
Net Cash Provided by Operating Activities	2,703	5,060
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	51,950	29,122
Purchases of Securities Available for Sale	(51,660)	(28,446)
Proceeds from Sale of Securities Available for Sale	0	0
Net (Increase) Decrease in Federal Funds Sold	(17,211)	(4,075)
Net (Increase) Decrease in Loans	(15,536)	(23,158)
Proceeds from Sale of Other Real Estate and Repossessions	90	48
Purchases of Premises and Equipment	(2,700)	(1,757)
Net Cash Used in Investing Activities	(35,067)	(28,266)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	20,395	4,205
Net Increase (Decrease) in Certificates of Deposits	19,885	23,257
Proceeds from Other Borrowings	0	7,000
Repayments of Borrowings	(162)	(7,153)
Dividends Paid	(1,497)	(1,475)
Treasury Stock Purchased	(733)	(546)
Net Cash Provided By Financing Activities	37,888	25,288
Increase (Decrease) in Cash and Cash Equivalents	5,524	2,082
Cash and Cash Equivalents - Beginning of Period	16,119	18,023
Cash and Cash Equivalents - End of Period	$21,643	$20,105
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$2,164	$1,501
Interest Paid on Deposits	$8,435	$7,801
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$247	$62
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$1,097	$630
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$373	$214
Noncash Financing Activities:
Dividends Declared and Not Paid	$497	$490
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
September 30, 2001
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the nine-month period ended September 30, 2001 are not an indication of the expected results for the annual period that ends December 31, 2001. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2000.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at September 30, 2001 or 2000.

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
     The Company and its subsidiary file a consolidated federal income tax return. In addition, state income tax returns are filed individually by the subsidiary in accordance with state statutes.

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At September 30, 2001 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,613,710 and 2,646,952 for the three months ended September 30, 2001 and 2000, respectively, and 2,617,391 and 2,651,035 for the nine months ended September 30, 2001 and 2000, respectively.

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

     In June 2001, the FASB issued SFAS No. 141, " Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". Pursuant to Statement 141, all business combinations must be treated as purchases. Specifically, SFAS No. 141 provides new guidance for recognizing intangible assets arising in a business combination and provides for additional disclosure requirements on business combinations. SFAS No. 141 is effective for business combinations initiated on or after July 1, 2001. SFAS No. 142 provides new guidance on accounting for the acquisition of intangibles and the manner in which intangibles should be accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company has addressed the application of these statements on its financial position and results of operations, and considers the potential impact to be immaterial.

     Acquisition - On May 25, 2001, the Company acquired all of the common stock of Schwegmann Bank and Trust Company (Schwegmann) for a purchase price of $2.7 million. Pursuant to the agreement, the Company acquired assets with a fair value of $34.5 million and assumed $32.0 million in deposits and specific liabilities. The excess of the purchase price over the value of the net assets has been recorded as amortizable intangibles. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition. On July 31, 2001, Schwegmann was merged with and into First American Bank and Trust. A condensed balance sheet of Schwegmann on the date of acquisition is presented below.

($ in thousands)

Cash and Due From Banks	$ 1,364
Securities	7,632
Loans, Net	23,201
Other Assets	1,968
Total	$ 34,165

Deposits	$ 31,631
Other Liabilities	462
Stockholders' Equity	2,072
Total	$ 34,165

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations September 30, 2001

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and nine-month periods ended September 30, 2001 and 2000. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2000 Annual Report on Form 10-K.

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

Third Quarter in Review

     On May 25, 2001, the Company consummated the purchase of Schwegmann Bank and Trust Company (Schwegmann), acquiring all of Schwegmann's common stock for cash. This event completed the definitive agreement announced in the Form 8-K filed on February 5, 2001. The transaction was recorded using "push-down" accounting as of May 31, 2001. Accordingly, the results of operations for the nine months ended September 30, 2001 include Schwegmann's results for the months of June through September, 2001, only. Schwegmann was merged with and into First American Bank and Trust (the Bank) on July 31, 2001.

     For the third quarter of 2001, net income was $1.5 million compared to $1.3 million for the third quarter of 2000. Net interest income increased $574 thousand, noninterest income increased

$449 thousand, noninterest expense increased $639 thousand, and income taxes increased $167 thousand. Earnings per common share were $0.56 and $0.49 for the third quarters of 2001 and 2000, respectively. Return on average assets on an annualized basis was 1.43% for the current quarter and 1.39% for the same quarter of 2000. Cash dividends were $0.190 per share for the current quarter and $0.185 per share for the same quarter of 2000.

     For the first nine months of 2001, net income was $4.2 million compared to $3.8 million for the same period of 2000. Earnings per common share were $1.61 and $1.43 for the first nine months of 2001 and 2000, respectively. Return on average assets on an annualized basis was 1.43% and 1.40% for the nine-month periods ended September 30, 2001 and 2000, respectively. For the same periods, return on average equity on an annualized basis was 13.22% and 12.47%. Cash dividends were $.570 and $0.555 per share, respectively, for the nine-month periods ended September 30, 2001 and 2000.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.7 million, $629 thousand greater than that of the third quarter of 2000. The net interest margin (FTE) was 4.84% for the current quarter and 4.67% for the same quarter of 2000. For the nine months ended September 30, 2001, net interest income (FTE) was $13.0 million compared to $11.9 million for the same period of 2000. The net interest margin (FTE) was 4.77% and 4.74%, respectively.

     During the third quarter of 2001, in comparison with the third quarter of 2000, average loans outstanding increased $24.6 million or 10.5% to $259.1 million. Without the inclusion of Schwegmann's average loan balance, average loans outstanding would have grown $3.1 million, or 1.3%. Average total deposits for the current quarter increased $42.9 million or 13.2% to $367.9 million when compared to the average total deposits for the same quarter of 2000. Again, the inclusion of Schwegmann's average total deposits added to the increase. Average total assets for the current quarter increased $44.5 million or 12.0%, including Schwegmann's average total assets, to $414.8 million when compared to the total average assets of the third quarter of 2000. For the nine months ended September 30, 2001, in comparison with the same period in 2000, average loans outstanding increased $19.5 million, including Schwegmann, or 8.6% to $247.6 million. Average total deposits for the current nine-month period increased $31.6 million, including Schwegmann, or 10.0% to $348.8 million when compared to the average total deposits for the same period of 2000. Average total assets at September 30, 2001 increased $32.8 million or 9.1% to $394.7 million when compared to the total average assets at September 30, 2000. Again, Schwegmann's average total assets were included in the change.

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

     Net interest income (FTE) for the current quarter of 2001 was $4.7 million, 15.6% greater than the same quarter of 2000. The improvement in net interest income can be attributed to the growth in the volumes of earning assets overcoming rate reductions resulting in a $512.1 thousand increase in interest income. Growth in interest-bearing liabilities was more than offset by the easing of market interest rates, decreasing interest expense by $117.0 thousand. Net interest income (FTE) for the first nine months of 2001 was $13.0 million, 9.6% greater than the same period of 2000. Again, the improvement in net interest income can be attributed to the growth in the volumes of earning assets overcoming rate reductions resulting in a $1.7 million increase in interest income. Interest expense grew $601.0 thousand as volume growth on a nine-month average basis offset rate reduction on interest-bearing liabilities.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2001, average earning assets were $382.9 million, an increase of $40.0 million or 11.7% over the third quarter of 2000. The trend in earning assets over the quarters compared continues to show a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table "Average Earning Asset Structure". Management's strategy aims at increasing the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. However, an increase in Federal funds sold and other interest-bearing deposits have tempered this shift. The Bank's primary market areas enjoy a stable economic climate that provides good lending opportunities. However, as with the national economy, the signs of slow down are evident. The average loan portfolio increased $40.1 million or 11.7%, including the inclusion of Schwegmann's portfolio, when compared to the quarter ended September 30, 2000. The continuing into the future of similar levels of growth or the current economic climate is uncertain.

     The trend over the quarters compared shows an increase in interest-bearing liabilities with growth in all categories, particularly in negotiable order of withdrawal (N.O.W) accounts and certificates of deposit. The Bank benefited from a relatively stable level of non-interest-bearing deposits. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the third quarter of 2001, the average yield on earning assets was 7.80% while the average cost of interest-bearing liabilities was 3.75%, producing a net interest spread (FTE) of 4.05%. The net interest margin (FTE) was 4.84% for the quarter ended September 30, 2001. In comparison, the net interest margin (FTE) for the same quarter of 2000 was 4.67%. The cost of interest-bearing liabilities during the third quarter of 2000 was 4.43%, while the yield on average earning assets was 8.12%, producing a net interest spread of 3.69%. For the nine-month period ended September 30, 2001, the average yield on earning assets was 7.99% while the average cost of interest-bearing liabilities was 4.10%, producing a net interest spread (FTE) of 3.89%. The net interest margin (FTE) was 4.77% for the first nine months of 2001. In comparison, the net interest margin (FTE) for the same period of 2000 was 4.74%. The cost of interest-bearing liabilities during the first nine months of 2000 was 4.21%, while the yield on average earning assets was 8.01%, producing a net interest spread of 3.80%.

     The table "Average Balance Sheets and Interest Rate Analysis" and the corresponding table "Interest Differentials" detail the effects that the changes in the average balances outstanding of assets and liabilities and the changes in interest yield and interest costs have had on net interest income for the respective periods. Also, the tables "Average Earning Asset Structure" and "Average Deposit Structure" show a more condensed, descriptive analysis of the common size percentage changes in earning assets and deposit mix over the quarterly periods being analyzed.

Average Earning Asset Structure	Third		Second		Third
In thousands	Quarter 2001		Quarter 2001		Quarter 2000
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets

Interest Bearing Deposits	$6,536	1.7%	$2,564	0.7%	$5,318	1.6%
Federal Funds Sold	21,957	5.7%	17,095	4.7%	10,348	3.0%
Securities
Taxable	74,980	19.6%	80,436	22.1%	80,613	23.5%
Non-Taxable	18,735	4.9%	17,446	4.8%	10,643	3.1%
Other Equity Securities	1,556	0.4%	1,443	0.4%	1,329	0.4%
Loans - Net	259,121	67.7%	245,094	67.3%	234,568	68.4%
Total Average Earning Assets	$382,885	100.0%	$364,078	100.0%	$342,819	100.0%

Average Deposit Structure	Third		Second		Third
In thousands	Quarter 2001		Quarter 2001		Quarter 2000
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest Bearing Deposits	$65,931	17.9%	$62,868	18.1%	$60,039	18.5%
NOW Accounts	31,541	8.6%	25,419	7.3%	21,127	6.5%
Savings Accounts	37,409	10.2%	33,464	9.6%	30,852	9.5%
Money Market Deposit Accounts	72,393	19.7%	70,875	20.4%	68,510	21.1%
Certificates of Deposits less than $100,000	130,145	35.3%	126,048	36.3%	118,182	36.3%
Total Average Core Deposits	337,419	91.7%	318,674	91.7%	298,710	91.9%
Certificates of Deposits greater than $100,000	30,493	8.3%	28,586	8.3%	26,340	8.1%
Total Average Deposits	$367,912	100.0%	$347,260	100.0%	$325,050	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	78.9%		78.1%		77.3%

Average Core Deposits
as a percentage of Total Average Assets	81.3%		81.1%		80.7%

Provision for Loan Losses

     Provision for Loan Losses was $250 thousand for the third quarter of 2001 and $225 thousand for the third quarter of 2000. For the nine-month periods ended September 30, 2001 and 2000, Provision for Loan Losses was $425 thousand and $600 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was $1.5 million, an increase of $449 thousand or 44.1% from the $1.0 million reported for the same quarter of 2000. Primarily accounting for this change was a growth of $208 thousand in gain on purchased assets. For the nine-month period ended September 30, 2001, noninterest income was $3.6 million, an increase of $539 thousand or 17.6% from the same period in 2000. The primary reason for this was the increase in service charges on deposit accounts, which increased $298 thousand when compared to nine-month period ended September 30, 2000.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

     The inclusion of data from the consolidation of Schwegmann in the current periods affects these comparisons.

Noninterest Expense

     Noninterest expense was $3.6 million for the third quarter of 2001, an increase of $639 thousand or 21.7% over the same quarter of 2000. Salaries and employee benefits were $1.8 million for the current quarter compared to $1.5 million for the same of quarter of 2000. Net occupancy expense was $517 thousand for the current quarter, compared to $434 thousand for the third quarter of 2000. Equipment expense was $584 thousand for the current quarter compared to $363 thousand for the same quarter of 2000. Other operating expenses were $736 thousand for the third quarter of 2001, an increase of $119 thousand or 19.3% compared to the same quarter of 2000.

     For the nine-month period ended September 30, 2001, noninterest expense was $9.6 million, an increase of $904 thousand or 10.4% over the same period of 2000. Salaries and employee benefits were $5.0 million for the current period compared to $4.4 million for the same period in 2000. Net occupancy expense was $1.4 million for the current nine months, compared to $1.2 million for the first nine months of 2000.. Equipment expense was $1.3 million for the current period compared to $1.1 million for the same period of 2000. Other operating expenses were $2.0 million for the current period, an increase of $56 thousand or 2.9% compared to the same period of 2000.

     The inclusion of data from the consolidation of Schwegmann in the current periods affects these comparisons.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $694 thousand compared to $527 thousand for the third quarter of 2000. Effective tax rates were 31.9% for the third quarter of 2001 and 29.1% for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 and 2000 effective tax rates were 32.9% and 30.9%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $337.4 million or 91.7% of total average deposits and 81.3% of total average assets. For a comparison with prior period quarters see the table , "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Company's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at September 30, 2001; the Company's expectations of changes in net interest income are well within the Bank's interest rate risk policy limits.
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
     The Company has established decay rate assumptions based on historical data collection on MMDA, Savings Accounts, Now Accounts, and Non Interest-Bearing Accounts. The assumptions are based on account type sensitivity patterns given the change in the Bank's benchmark for pricing and the change in the relationship each account type has to total deposits. Decay rates are updated at each modeling session if warranted by rate changes in the market or changes in non-rate sensitivity patterns given the account type. The identification of the non-rate sensitive portion of such accounts provides a more complete picture of the actual core deposit base, which may not reprice in the same manner as the rate sensitive portion. The Interest Rate Sensitivity Table presents the Company's interest rate sensitivity position at September 30, 2001, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The
                                                                      19

table indicates that the Company's interest-earning assets are less than its interest-bearing liabilities at the one year point in time suggesting the Company is negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Company's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank are members of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Company with the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Company the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
September 30, 2001
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	09/30/02	09/30/03	09/30/04	09/30/05	09/30/06	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$26,251	$13,802	$7,399	$9,825	$8,888	$26,273	$0	$92,438	$92,438
Average Interest Rates	5.68%	6.08%	5.90%	5.86%	5.72%	62.80%	0.00%	22.02%
Variable-Rate Securities	606	208	140	119	101	524	0	1,698	1,698
Average Interest Rates	5.84%	5.84%	5.84%	5.84%	5.84%	5.84%	0.00%	5.84%
Total Investments	26,857	14,010	7,539	9,944	8,989	26,797	0	94,136	94,136
Average Interest Rates	5.68%	6.08%	5.90%	5.86%	5.72%	61.69%	0.00%	21.72%
Loans -
Fixed-Rate Loans, Net	107,118	33,095	31,251	14,902	16,337	8,866	3,062	214,631	211,702
Average Interest Rates	8.91%	8.94%	8.89%	8.22%	8.41%	8.10%	0.00%	8.67%
Variable-Rate Loans, Net	28,876	2,478	1,793	623	584	1,461	0	35,815	35,468
Average Interest Rates	7.57%	7.05%	7.12%	6.78%	6.94%	7.07%	0.00%	7.47%
Total Loans	135,994	35,573	33,044	15,525	16,921	10,327	3,062	250,446	247,170
Average Interest Rates	8.63%	8.81%	8.79%	8.16%	8.36%	7.95%	0.00%	8.49%
Interest Bearing Deposits in
Other Banks	6,300	0	0	0	0	0	0	6,300	6,300
Average Interest Rates	3.49%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	3.49%
Federal Funds Sold	26,261	0	0	0	0	0	0	26,261	26,261
Average Interest Rates	4.45%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	4.45%
Other Assets							40,413	40,413
Total Assets	$195,412	$49,583	$40,583	$25,469	$25,910	$37,124	$43,475	$417,556
Liabilities
NOW and Super NOW Deposits	$10,924	$5,936	$5,936	$2,539	$2,539	$5,077	$0	$32,951	$30,095
Average Interest Rates	1.73%	1.73%	1.73%	1.73%	1.73%	1.73%	0.00%	1.73%
Insured Money Market Accounts	36,121	18,184	18,184	0	0	0	0	72,489	71,170
Average Interest Rates	2.33%	2.33%	2.33%	0.00%	0.00%	0.00%	0.00%	2.33%
Savings Deposits	9,445	7,673	7,673	3,268	3,268	6,537	0	37,864	36,732
Average Interest Rates	2.06%	2.06%	2.06%	2.06%	2.06%	2.06%	0.00%	2.06%
Variable-Rate Certificates of Deposit	1,090	1,962	1,962	836	836	1,671	0	8,357	8,107
Average Interest Rates	4.44%	4.44%	4.44%	4.44%	4.44%	4.44%	0.00%	4.44%
Certificates of Deposit	135,019	11,017	4,968	373	129	0	0	151,506	150,994
Average Interest Rates	4.67%	4.68%	5.53%	5.60%	5.28%	0.00%	0.00%	4.70%
Non Interest Bearing Deposits	8,021	16,404	16,404	6,297	6,297	12,593	0	66,016	66,016
Other Interest Bearing Liabilities	249	264	249	167	125	0	0	1,054	1,038
Average Interest Rates	6.01%	5.99%	5.99%	5.76%	5.62%	0.00%	0.00%	5.91%
Other Liabilities	0	0	0	0	0	0	2,584	2,584
Stockholders' Equity	0	0	0	0	0	0	44,735	44,735
Total Liabilities and
Stockholders' Equity	$200,869	$61,440	$55,376	$13,480	$13,194	$25,878	$47,319	$417,556

Interest Rate Sensitivity Gap	($5,457)	($11,857)	($14,793)	$11,989	$12,716	$11,246	($3,844)	$0
Cumulative Interest Rate
Sensitivity Gap	($5,457)	($17,314)	($32,107)	($20,118)	($7,402)	$3,844	$0

GAP / Assets	-1.31%	-2.84%	-3.54%	2.87%	3.05%	2.69%	-0.92%
Cumulative GAP / Assets	-1.31%	-4.15%	-7.69%	-4.82%	-1.77%	0.92%	0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 2001 and 2000, were $23.7 million and $23.9 million, respectively. The Bank had letters of credit of $914 thousand issued at September 30, 2001 and $350 thousand at September 30, 2000. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 2001 the available portion of these credit lines was $41 thousand compared to $214 thousand at September 30, 2000. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $7.3 million at September 30, 2001 and $5.6 million at September 30, 2000. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $5.0 million at September 30, 2001, or 1.97%, of loans outstanding. At September 30, 2000 the Allowance for Loan Losses was $4.3 million, or 1.80%, of loans outstanding. Net charge-offs (recoveries) were $134 thousand for the current quarter, versus $7 thousand for the same quarter of 2000. Gross charge-offs as a percentage of average loans were.07% and .01% in the third quarters of 2001 and 2000, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 22.1% versus 66.7% for the same quarter of 2000. For the nine months ended September 30, 2001, net charge-offs (recoveries) were $101 thousand, versus $471 thousand for the same period in 2000. Gross charge-offs as a percentage of average loans were .12% and .31%, respectively for the first nine months of 2001 and 2000. Recoveries as a percentage of gross charge-offs were 66.0% and 11.0% for the nine months ended September 30, 2001 and 2000, respectively.

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

     The Bank maintains the balance in the Allowance for Loan Losses in order to accept any adverse loan relationships that have the potential to occur in the future. Loans classified as impaired or substandard are individually evaluated and specific portions of the allowance are allocated to each loan, based on collateral values and the present value of estimated cash flows. The remainder of the allowance is unallocated and is tested for adequacy by comparing its level to the non-impaired, non-substandard remainder of the loan portfolio multiplied by a model-generated "potential default" factor. The model analyzes various classes of loans by industry to determine the inherent default risk in each class. These risks are then quantified into potential default factors, which are applied to each class of loans in the Bank's portfolio. As the process applies the total "potential default'' factor to the non classified portion of the loan portfolio, it accounts for additional reserves necessary because of loan growth. Management also considers the uncertainty in estimating loan losses, including the possibility of improper risk ratings and specific reserve allocations, as well as the uncertainty in predicting the future performance of the economy in the Bank's market areas.

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 2001 and 2000 were $2.3 million and $206 thousand, respectively. Impaired loans having recorded investments of $6.1 million at September 30, 2001 compared to $5.3 million at September 30, 2000 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.4 million at September 30, 2001 compared to $1.2 million at September 30, 2000. Interest received on impaired loans amounted to $334 thousand at September 30, 2001 compared to $344 thousand at September 30, 2000. Non-accrual loans not included in impaired loans were immaterial at September 30, 2001 and 2000.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $176 thousand at September 30, 2001 and $33 thousand at the close of the third quarter of 2000. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were $6 thousand in repossessions at September 30, 2001 and none at September 30, 2000.

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

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios" below, the Company's ratios for the reporting periods exceed regulatory minimums. Capital Ratios for the Bank at September 30, 2001 are not materially different.

Capital Adequacy Ratios
In Thousands	September 30,	December 31,	September 30,
2001	2000	2000
Tier 1 Capital:
Stockholders' Equity	$42,456	$41,099	$40,327
Tier 2 Capital:
Allowance for Loan Losses	3,248	2,847	2,848
Total Capital	$45,704	$43,946	$43,175

Risk-Weighted Ratios:
Tier 1 Capital	16.5%	18.2%	17.8%
Total Capital	17.7%	19.4%	19.1%
Leverage Ratio	10.3%	11.0%	10.9%
Stockholders' Equity	10.2%	11.0%	10.8%

Regulatory Risk-Based Capitalization Requirements
Significantly	Critically
Well	Adequately	Under	Under	Under
Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
Equity

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $2.3 million. This number is less than the trend of prior periods because of the special $2.6 million dividend paid by the bank to the Company to fund the Schwegmann purchase. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	Third Quarter 2001			Second Quarter 2001			Third Quarter 2000
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$6,536	$107.1	6.50%	$2,564	$36.7	5.74%	$5,318	$63.2	4.71%
Federal Funds Sold and Securities
Purchased under Resale Agreements	21,957	130.7	2.36%	17,095	189.1	4.44%	10,348	168.1	6.44%
Securities:
Taxable	74,980	1,131.0	5.98%	80,436	1,238.2	6.17%	80,613	1,223.7	6.02%
Non-Taxable*	18,735	368.2	7.80%	17,446	341.2	7.84%	10,643	206.1	7.67%
Other Equity Securities	1,556	16.2	4.13%	1,443	18.3	5.09%	1,329	40.0	11.94%
Loans - Net	259,121	5,776.0	8.84%	245,094	5,408.4	8.85%	234,568	5,316.0	8.99%
Total Earning Assets	$382,885	$7,529.2	7.80%	364,078	$7,231.9	7.97%	342,819	$7,017.1	8.12%
Allowance for Loan Losses	(4,941)			(4,703)			(4,142)
Nonearning Assets	36,834			33,675			31,641
Total Assets	$414,778			$393,050			$370,318

Liabilities and Stockholders' Equity
NOW Accounts	$31,541	$137.1	1.72%	$25,419	$117.6	1.86%	$21,127	$109.3	2.05%
Savings Accounts	37,409	215.2	2.28%	33,464	208.0	2.49%	30,852	195.4	2.51%
Money Market Deposit Accounts	72,393	483.3	2.65%	70,875	260.4	1.47%	68,510	711.8	4.12%
Certificates of Deposits less than $100,000	130,145	1,606.1	4.90%	126,048	1,951.6	6.21%	118,182	1,566.7	5.26%
Certificates of Deposits greater than $100,000	30,493	404.1	5.26%	28,586	391.0	5.49%	26,340	362.7	5.46%
Total Interest-Bearing Deposits	301,981	2,845.8	3.74%	284,392	2,928.6	4.13%	265,011	2,945.9	4.41%
Other Borrowings	1,080	16.2	5.95%	1,130	17.0	6.03%	2,053	33.1	6.40%
Total Interest-Bearing Liabilities	303,061	2,862.0	3.75%	285,522	2,945.6	4.14%	267,064	2,979.0	4.43%
Non Interest-Bearing Deposits	65,931			62,868			60,039
Other Liabilities	2,472			2,197			2,114
Stockholders' Equity	43,314			42,463			41,101
Total Liabilities and Stockholders' Equity	$414,778			$393,050			$370,318

Net Interest Income - Tax Equivalent Basis*		4,667.2			4,286.3			4,038.1
Tax Equivalent Adjustment		(125.2)			(116.0)			($70.1)
Net Interest Income		$4,542.0			$4,170.3			$3,968.0

Net Interest Income - Spread*			4.05%			3.83%			3.69%

Net Interest Income as a % of Total Earning Assets*			4.84%			4.72%			4.67%
*Tax Equivalent Basis - 34% Rate for the periods dated
AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
	Nine Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2000
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$4,271	$149.0	4.66%	$3,347	$139.1	5.55%
Federal Funds Sold and Securities
Purchased under Resale Agreements	16,901	571.0	4.52%	9,769	444.8	6.08%
Securities:
Taxable	77,860	3,586.0	6.16%	82,626	3,664.5	5.92%
Non-Taxable*	16,952	997.0	7.86%	9,883	578.8	7.82%
Other Equity Securities	1,458	57.0	5.23%	1,272	75.6	7.94%
Loans - Net	247,627	16,467.0	8.89%	228,079	15,180.0	8.89%
Total Earning Assets	365,069	$21,827.0	7.99%	334,976	$20,082.8	8.01%
Allowance for Loan Losses	(4,748)			(4,073)
Nonearning Assets	34,381			30,979
Total Assets	$394,702			$361,882

Liabilities and Stockholders' Equity
NOW Accounts	$27,165	$374.9	1.85%	22,156	$347.2	2.09%
Savings Accounts	33,703	612.5	2.43%	31,800	601.8	2.53%
Money Market Deposit Accounts	71,482	1,616.9	3.02%	68,949	2,051.1	3.97%
Certificates of Deposits less than $100,000	124,720	4,975.6	5.33%	109,947	4,128.7	5.02%
Certificates of Deposits greater than $100,000	28,348	1,164.2	5.49%	24,840	956.0	5.14%
Total Interest-Bearing Deposits	285,418	8,744.1	4.10%	257,692	8,084.8	4.19%
Other Borrowings	1,131	50.9	6.02%	2,322	109.2	6.28%
Total Interest-Bearing Liabilities	286,549	8,795.0	4.10%	260,014	8,194.0	4.21%
Non Interest-Bearing Deposits	63,382			59,555
Other Liabilities	2,163			1,779
Stockholders' Equity	42,608			40,534
Total Liabilities and Stockholders' Equity	$394,702			$361,882

Net Interest Income - Tax Equivalent Basis*		13,032.0			11,888.8
Tax Equivalent Adjustment		(339.0)			(196.8)
Net Interest Income		$12,693.0			$11,692.0

Net Interest Income - Spread*			3.89%			3.80%

Net Interest Income as a % of Total Earning Assets*			4.77%			4.74%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
							Nine Months Ended
	Third Quarter 2001			Third Quarter 2001			September 30, 2001
	vs			vs			vs
	Second Quarter 2001			Third Quarter 2000			September 30, 2001
	Change due to		Total	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest-Bearing Deposit Accounts	$56.9	$13.5	$70.4	$14.5	$29.4	$43.9	$38.4	($28.5)	$9.9
Federal Funds Sold	53.8	(112.2)	(58.4)	188.6	(226.0)	(37.4)	324.7	(198.5)	126.2
Securities:
Taxable	(84.0)	(23.2)	(107.2)	(85.5)	(7.2)	(92.7)	(211.4)	132.9	(78.5)
Non-Taxable*	25.2	1.8	27.0	156.5	5.6	162.1	414.0	4.2	418.2
Other Equity Securities	1.4	(3.5)	(2.1)	6.8	(30.6)	(23.8)	11.0	(29.6)	(18.6)
Loans	309.5	58.1	367.6	556.4	(96.4)	460.0	1,301.0	(14.0)	1,287.0
Total Interest Income	362.8	(65.5)	297.3	837.3	(325.3)	512.1	1,877.7	(133.5)	1,744.2

Interest-Bearing Liabilities:
NOW Accounts	28.3	(8.8)	19.5	53.9	(26.1)	27.8	78.5	(50.8)	27.7
Savings Accounts	24.5	(17.3)	7.2	41.5	(21.7)	19.8	36.0	(25.3)	10.7
Money Market Deposit Accounts	5.6	217.3	222.9	40.3	(268.8)	(228.5)	75.4	(509.6)	(434.2)
Certificates of Deposits less than $100,000	63.4	(408.9)	(345.5)	158.6	(119.2)	39.4	554.8	292.1	846.9
Certificates of Deposits greater than $100,000	26.1	(13.0)	13.1	57.2	(15.8)	41.4	135.0	73.2	208.2
Other Borrowings	(0.8)	0.0	(0.8)	(15.7)	(1.2)	(16.9)	(56.0)	(2.3)	(58.3)
Total Interest Expense	147.1	(230.7)	(83.6)	335.8	(452.8)	(117.0)	823.7	(222.7)	601.0
Increase (Decrease) in
Interest Differential	$215.7	$165.2	$380.9	$501.5	$127.6	$629.1	$1,054.0	$89.2	$1,143.2

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

Item 6. Exhibits and Reports on Form 8-K

     (b)  Reports on Form 8-K

     None.

Management's Responsibility for Financial Reporting

     The management of One American Corp. and Subsidiary is responsible for the preparation of the financial statements, related financial data, and other information in this quarterly report. The financial statements are prepared in accordance with generally accepted accounting principles and include some amounts that are necessarily based on management's informed estimates and judgments, with consideration given to materiality. All financial information contained in this quarterly report is consistent with that in the financial statements.

     Management fulfills its responsibility for the integrity, objectivity, consistency, and fair presentation of the financial statements and financial information through an accounting system and related internal accounting controls that are designed to provide reasonable assurance that assets are safeguarded and transactions are authorized and recorded in accordance with established policies and procedures. The concept of reasonable assurance is based on the recognition that the cost of a system of internal accounting controls should not exceed the related benefits. As an integral part of the system of internal accounting controls, One American Corp. and Subsidiary has a professional staff who monitors compliance with and assesses the effectiveness of the system of internal accounting controls and coordinates audit coverage with the independent public accountant.

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

     The financial statements as of December 31, 2000 were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion. The financial statements as of September 30, 2001 were reviewed by Hannis T. Bourgeois, LLP.

Independent Accountant's Report

October 16, 2001

To the Shareholders and Board of Directors
One American Corp. and Subsidiary
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiary as of September 30, 2001 and 2000, the related Consolidated Statements of Income for the three and six month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity and Cash Flows for the six month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 18, 2001 on the Consolidated Balance Sheet of One American Corp. and Subsidiary as of December 31, 2000.

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

By: /s/Frank J. Bourgeois
    Frank J. Bourgeois, President

November 13,2001
Date

