Form 10-Q/A
period 2001-09-30
ONE AMERICAN CORP
filed 2002-02-26
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

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

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
September 30, 2001, December 31, 2000, and September 30, 2000	3

Consolidated Statements of Income
for the three and nine month periods ended September 30, 2001and 2000	4

Consolidated Statements of Changes in Stockholders' Equity
for the nine month periods ended September 30, 2001and 2000	5

Consolidated Statements of Cash Flows
for the nine month periods ended September 30, 2001and 2000	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	13

Average Balance Sheets and Interest Rate Analysis
for the three and nine months ended September 30, 2001
and September 30, 2000	26

Interest Differentials
for the three and nine months ended September 30, 2001
and September 30, 2000	27
Part II
Other Information

Legal Proceedings	28

Submission of Matters to a Vote of Security Holders	28

Other Information	28

Exhibits and Reports on Form 8-K	28

Management's Responsibility for Financial Reporting	29

Review by Independent Public Accountant	30

Signatures	31

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	September 30,	December 31,	September 30,
In thousands	2001	2000	2000
Assets
Cash and Due From Banks	$15,343	$12,733	$13,914
Interest Bearing Deposits in Other Banks	6,300	3,386	6,191
Federal Funds Sold and Securities
Purchased Under Resale Agreements	26,261	9,050	9,775
Securities Available for Sale (Amortized Cost of $92,656, $92,550, and $89,803, respectively)
	94,915	92,932	89,347

Loans	255,473	239,251	238,549
Less: Allowance for Loan Losses	(5,027)	(4,465)	(4,284)
Loans, Net	250,446	234,786	234,265

Bank Premises and Equipment	15,775	14,036	13,647
Other Real Estate	176	19	33
Accrued Interest Receivable	2,469	2,233	2,198
Equity Securities	1,557	1,355	1,335
Other Assets	4,828	3,319	3,553
Total Assets	$418,070	$373,849	$374,258

Liabilities
Deposits:
Noninterest Bearing	$66,016	$63,253	$62,199
Interest Bearing	303,167	265,650	267,154
Total Deposits	369,183	328,903	329,353

Accrued Interest Payable	1,492	1,183	1,361
Other Liabilities	2,146	1,752	2,387
Total Liabilities	372,821	331,838	333,101

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	34,288	31,557	31,066
Accumulated Other Comprehensive Income	1,491	252	(302)
Treasury Stock - 387,361, 360,452 and 353,637 shares at cost	(3,030)	(2,298)	(2,107)
Total Stockholders' Equity	45,249	42,011	41,157
Total Liabilities and Stockholders' Equity	$418,070	$373,849	$374,258
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries	Three Months Ended		Nine Months Ended
for the three and nine month periods ended September 30, 2001 and 2000	Unaudited	Unaudited	Unaudited	Unaudited
In thousands, except per share data	2001	2000	2001	2000
Interest Income
Interest and Fees on Loans	$5,776	$5,316	$16,467	$15,180
Interest on Securities:
Taxable Interest	1,131	1,225	3,586	3,665
Nontaxable Interest	243	136	658	382
Total Interest on Securities	1,374	1,361	4,244	4,047
Other Interest Income	254	270	777	659
Total Interest Income	7,404	6,947	21,488	19,886
Interest Expense
Interest Expense on Deposits	2,846	2,946	8,744	8,085
Interest Expense on Borrowings	16	33	51	109
Total Interest Expense	2,862	2,979	8,795	8,194

Net Interest Income	4,542	3,968	12,693	11,692

Provision for Loan Losses	250	225	425	600
Net Interest Income After
Provision for Loan Losses	4,292	3,743	12,268	11,092

Noninterest Income
Service Charges on Deposit Accounts	734	560	1,951	1,653
Gain on Securities	-	-	0	7
Gain on Purchased Assets	426	218	796	638
Other Operating Income	307	240	864	774
Total Noninterest Income	1,467	1,018	3,611	3,072
Income Before Noninterest Expense	5,759	4,761	15,879	14,164

Noninterest Expense
Salaries and Employee Benefits	1,834	1,535	4,991	4,433
Net Occupancy Expense	517	434	1,380	1,231
Net ORE and Repossession Expense	(85)	(2)	(75)	(5)
Equipment Expense	584	363	1,314	1,103
Other Operating Expenses	736	617	1,972	1,916
Total Noninterest Expense	3,586	2,947	9,582	8,678
Income Before Income Taxes	2,173	1,814	6,297	5,486
Applicable Income Taxes	694	527	2,074	1,695
Net Income	$1,479	$1,287	$4,223	$3,791

Net Income Per Share	$0.56	$0.49	$1.61	$1.43

Cash Dividends Per Share	$0.190	$0.185	$0.570	$0.555
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income (Loss)	Stock	Equity

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011

Comprehensive Income:
Net Income			4,223			4,223
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				1,239		1,239
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						5,462

Treasury Stock Purchased					(732)	(732)
Cash Dividends			(1,492)			(1,492)
Balances, September 30, 2001	7,500	5,000	34,288	1,491	(3,030)	45,249

Balances, January 1, 2000	7,500	5,000	28,745	(718)	(1,561)	38,966

Comprehensive Income:
Net Income			3,791			3,791
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available-for-Sale				423		423
Less: Reclassification Adjustments				(7)		(7)
Total Comprehensive Income						4,207

Treasury Stock Purchased					(546)	(546)
Cash Dividends			(1,470)			(1,470)
Balances, September 30, 2000	$7,500	$5,000	$31,066	($302)	($2,107)	$41,157
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Cash Flows From Operating Activities
Net Income	$4,223	$3,791
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(796)	(638)
Provision for Depreciation	961	708
Provision for Loan Losses	425	600
Net Amortization (Accretion) on Securities	(397)	(120)
Provision (Credit) for Deferred Income Taxes	37	237
(Gain) Loss on Sale of Other Real Estate and Repossessions	0	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(236)	(191)
(Increase) Decrease in Other Assets	(2,379)	(310)
Increase (Decrease) in Accrued Interest Payable	309	393
Increase (Decrease) in Other Liabilities	556	590
Net Cash Provided by Operating Activities	2,703	5,060
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	51,950	29,122
Purchases of Securities Available for Sale	(51,660)	(28,446)
Proceeds from Sale of Securities Available for Sale	0	0
Net (Increase) Decrease in Federal Funds Sold	(17,211)	(4,075)
Net (Increase) Decrease in Loans	(15,536)	(23,158)
Proceeds from Sale of Other Real Estate and Repossessions	90	48
Purchases of Premises and Equipment	(2,700)	(1,757)
Net Cash Used in Investing Activities	(35,067)	(28,266)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	20,395	4,205
Net Increase (Decrease) in Certificates of Deposits	19,885	23,257
Proceeds from Other Borrowings	0	7,000
Repayments of Borrowings	(162)	(7,153)
Dividends Paid	(1,497)	(1,475)
Treasury Stock Purchased	(733)	(546)
Net Cash Provided By Financing Activities	37,888	25,288
Increase (Decrease) in Cash and Cash Equivalents	5,524	2,082
Cash and Cash Equivalents - Beginning of Period	16,119	18,023
Cash and Cash Equivalents - End of Period	$21,643	$20,105
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2001 and 2000	Unaudited	Unaudited
In thousands	2001	2000
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$2,164	$1,501
Interest Paid on Deposits	$8,435	$7,801
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$247	$62
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$1,876	$630
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$638	$214
Noncash Financing Activities:
Dividends Declared and Not Paid	$497	$490
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

Interest Rate Sensitivity Table
September 30, 2001
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	09/30/02	09/30/03	09/30/04	09/30/05	09/30/06	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$27,672	$13,802	$8,129	$9,825	$9,151	$24,638	$0	$93,217	$93,217
Average Interest Rates	5.68%	6.08%	5.90%	5.86%	5.72%	62.80%	0.00%	22.02%
Variable-Rate Securities	606	208	140	119	101	524	0	1,698	1,698
Average Interest Rates	5.84%	5.84%	5.84%	5.84%	5.84%	5.84%	0.00%	5.84%
Total Investments	28,278	14,010	8,269	9,944	9,252	25,162	0	94,915	94,915
Average Interest Rates	5.68%	6.08%	5.90%	5.86%	5.72%	61.69%	0.00%	21.72%
Loans -
Fixed-Rate Loans, Net	107,118	33,095	31,251	14,902	16,337	8,866	3,062	214,631	211,702
Average Interest Rates	8.91%	8.94%	8.89%	8.22%	8.41%	8.10%	0.00%	8.67%
Variable-Rate Loans, Net	28,876	2,478	1,793	623	584	1,461	0	35,815	35,468
Average Interest Rates	7.57%	7.05%	7.12%	6.78%	6.94%	7.07%	0.00%	7.47%
Total Loans	135,994	35,573	33,044	15,525	16,921	10,327	3,062	250,446	247,170
Average Interest Rates	8.63%	8.81%	8.79%	8.16%	8.36%	7.95%	0.00%	8.49%
Interest Bearing Deposits in
Other Banks	6,300	0	0	0	0	0	0	6,300	6,300
Average Interest Rates	3.49%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	3.49%
Federal Funds Sold	26,261	0	0	0	0	0	0	26,261	26,261
Average Interest Rates	4.45%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	4.45%
Other Assets							40,148	40,148
Total Assets	$196,833	$49,583	$41,313	$25,469	$26,173	$35,489	$43,210	$418,070
Liabilities
NOW and Super NOW Deposits	$10,924	$5,936	$5,936	$2,539	$2,539	$5,077	$0	$32,951	$30,095
Average Interest Rates	1.73%	1.73%	1.73%	1.73%	1.73%	1.73%	0.00%	1.73%
Insured Money Market Accounts	36,121	18,184	18,184	0	0	0	0	72,489	71,170
Average Interest Rates	2.33%	2.33%	2.33%	0.00%	0.00%	0.00%	0.00%	2.33%
Savings Deposits	9,445	7,673	7,673	3,268	3,268	6,537	0	37,864	36,732
Average Interest Rates	2.06%	2.06%	2.06%	2.06%	2.06%	2.06%	0.00%	2.06%
Variable-Rate Certificates of Deposit	1,090	1,962	1,962	836	836	1,671	0	8,357	8,107
Average Interest Rates	4.44%	4.44%	4.44%	4.44%	4.44%	4.44%	0.00%	4.44%
Certificates of Deposit	135,019	11,017	4,968	373	129	0	0	151,506	150,994
Average Interest Rates	4.67%	4.68%	5.53%	5.60%	5.28%	0.00%	0.00%	4.70%
Non Interest Bearing Deposits	8,021	16,404	16,404	6,297	6,297	12,593	0	66,016	66,016
Other Interest Bearing Liabilities	249	264	249	167	125	0	0	1,054	1,038
Average Interest Rates	6.01%	5.99%	5.99%	5.76%	5.62%	0.00%	0.00%	5.91%
Other Liabilities	0	0	0	0	0	0	2,584	2,584
Stockholders' Equity	0	0	0	0	0	0	45,249	45,249
Total Liabilities and
Stockholders' Equity	$200,869	$61,440	$55,376	$13,480	$13,194	$25,878	$47,833	$418,070

Interest Rate Sensitivity Gap	($4,036)	($11,857)	($14,063)	$11,989	$12,979	$9,611	($4,623)	$0
Cumulative Interest Rate
Sensitivity Gap	($4,036)	($15,893)	($29,956)	($17,967)	($4,988)	$4,623	$0

GAP / Assets	-0.97%	-2.84%	-3.36%	2.87%	3.10%	2.30%	-1.11%
Cumulative GAP / Assets	-0.97%	-3.80%	-7.17%	-4.30%	-1.19%	1.11%	0.00%

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

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     The available for sale securities portfolio was not priced properly as originally submitted. This has been corrected and all appropriate balances in this Form 10Q/A reflect these changes.

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

February 22, 2002
Date

