Form 10-K
period 2001-12-31
ONE AMERICAN CORP
filed 2002-03-27
CIK 708817

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the
Fiscal Year Ended December 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant: $61,940,093 (2,154,438 Shares @ $28.75 per share)*

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock $2.50 Par Value, 2,606,813 shares outstanding as of March 14, 2002.
Documents Incorporated by Reference
Document	Part of Form 10-K
Definitive Proxy Statement for 2002	Part I and Part III
Annual Meeting of Stockholders

     *For purposes of the computation, shares (452,375) owned by executive officers, directors and 5% shareholders have been excluded.

	Part I

Item 1	Description of Business	3
	Supplemental financial Information:
	Average Balance Sheets and Interest Yield Analysis	9
	Interest Differentials	9
	Securities Portfolio	9
	Loan Portfolio	9
	Non-Performing Loans	9
	Summary of Loan Loss Experience	10
	Deposits	10
	Return on Equity and Assets	10

Item2	Description of Properties	10

Item 3	Legal Proceedings	11

Item 4	Submission of matters to a Vote of Security Holders	11

	Part II

Item 5	Market for Registrant's Common Stock
	And Related Security Holder matters	11

Item 6	Selected Financial Data	12

Item 7	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 8	Financial Statements and Supplementary Data	27

Item 9	Disagreements on Accounting and Financial Disclosure	52

	Part III

Item 10	Directors and Officers of the Registrant	52

Item 11	Executive Compensation	52

Item 12	Security ownership of Certain Beneficial Owners and Management	52

Item 13	Certain Relationships and Related Transactions	52

	Part IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	52

	Signatures	53

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

The Bank

     The Bank (formerly Bank of Vacherie) was incorporated under the laws of the State of Louisiana on December 3, 1910, and was licensed by the Louisiana State Banking Department and commenced operations as a Louisiana State chartered bank on February 11, 1911. The name of the bank was changed from Bank of Vacherie to First American Bank and Trust on January 17, 1978. The Bank's securities consist of one class of common stock of which there were 150,000 shares held 100% by its parent, the Company, as of March 14, 2002.

     The Bank presently has a main office at LA Highway 20 West, Vacherie, St. James Parish, Louisiana, and twenty branch offices and one loan production office. Four offices are located in St. James Parish in the cities of Vacherie, Gramercy, and Lutcher. Two offices are located in Lafourche Parish in the city of Thibodaux. Six offices are located in St. Charles Parish in the cities of Boutte, Des Allemands, Luling, Norco, and St. Rose. Four offices are located in Jefferson Parish, one in the city of Kenner, two in the city of in Metairie, and one in the city of Harvey. One office is located in St. John Parish in the city of LaPlace. One office is located in Tangipahoa Parish in the city of Hammond. Two offices are located in Assumption Parish, one in the in the city of Napoleonville, and one in the city of Pierre Part. One office is located in Ascension Parish in the city of Donaldsonville. One loan production office is located in St. Tammany Parish in the city of Mandeville. One of the Metairie offices and the Harvey office were acquired in 2001 through the purchase of Schwegmann Bank and Trust Company. (See Items 7 and 8 for further information on this transaction.) In addition, during 2001 a new facility was constructed in the city of Kenner that replaced an outdated building on the same site.

     The branches located in St. James Parish were approved on July 9, 1969, November 11, 1974, July 30, 1979, April 16, 1984, respectively, by the Commissioner of Financial Institutions of the State of Louisiana and by the Federal Deposit Insurance Corporation. The two Thibodaux branches were approved on July 7, 1988 and September 2, 1997, respectively by the Federal Deposit Insurance Corporation and on July 5, 1988 and August 29, 1997, respectively, by the Commissioner of Financial Institutions of the State of Louisiana. The six branches located in St. Charles Parish were acquired from the Federal Deposit Insurance Corporation on November 2, 1989 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The branch located in Kenner and one of the branches located in Metairie in Jefferson Parish were acquired from the Federal Deposit Insurance Corporation on February 14, 1991 and were approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The other Metairie branch and the branch in Harvey, also in Jefferson Parish, were acquired from Schwegmann Bank and Trust Company on May 25, 2001. This transaction was approved by the Commissioner of Financial Institutions of the State of Louisiana on May 7, 2001 and the Federal Deposit Insurance Corporation on May 9, 2001. The one branch located in St. John Parish was acquired from the Resolution Trust Corporation on August 26, 1994 and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The one branch located in Tangipahoa Parish was acquired from First American Bank of Tangipahoa on September 23, 1996, and was approved on that date by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation. The Napoleonville branch was approved on August 4, 1997 by the Commissioner of Financial Institutions of the State of Louisiana and on July 24, 1997 by the Federal Deposit Insurance Corporation. The Pierre Part branch was approved by the Commissioner of Financial Institutions of the State of Louisiana and the Federal Deposit Insurance Corporation on April 24, 1998 and April 23, 1998, respectively. The Donaldsonville branch was approved on December 16, 1998 by the Federal Deposit Insurance Corporation and on December 28, 1998 by the Commissioner of Financial Institutions of the State of Louisiana. The Mandeville loan production office was approved on October 2, 1997 by the Commissioner of Financial Institutions of the State of Louisiana.

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

     The three main areas in which the Bank has directed its lending activity are (1) real estate loans; (2) loans to individuals for household, family, and other consumer expenditures; and (3) commercial loans. As of December 31, 2001, these three categories accounted for approximately 84.6%, 7.9%, and 7.5%, respectively, of the loan portfolio of the Bank. (See Note E in the 2001 Form 10-K section titled "Financial Statements and Supplementary Data" for a detailed analysis of the loan portfolio.)

     The majority of the deposits of the Bank are from individuals, farmers, and small business-related sources. The average deposit balance is relatively small. This makes the Bank less subject to the adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets, or have need of money on deposit in the Bank. In addition to the deposits mentioned above, the Bank is a depository for some governmental agencies. At December 31, 2001, State and Political Subdivisions maintained time deposits, savings deposits, and money market deposits account balances of $17.1 million, interest bearing demand deposits of $5.9 million, and non-interest bearing demand deposits of $1.2 million. Although no agreements or understandings exist between these particular customers and the Bank regarding time deposits, management does not believe that these time deposit balances will substantially decrease or increase. In connection with the deposits of these State and Political Subdivisions, the Bank is required to pledge securities to secure such deposits (except for the first $100,000 of such deposits, which is insured by the Federal Deposit Insurance Corporation).

     As of December 31, 2001, the Bank had 16,290 demand deposit accounts with a total balance of $70.3 million, 3,308 NOW and Super NOW accounts with a total balance of $30.3 million, 2,758 Insured Money Market Accounts with a balance of $82.3 million, 17,054 savings accounts with a total balance of $45.2 million, and 8,911 other time deposit accounts with a total balance of $150.7 million.

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

                                                                       4

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

Competition

     The Company's general market area contains approximately 298 thousand households. It's primary market place consists of St. James Parish, St. John Parish, St. Charles Parish, the northern portion of Lafourche Parish, of Jefferson Parish, the south central portion of Tangipahoa Parish, Assumption Parish, Ascension Parish, and St. Tammany Parish, all located in Louisiana. These parishes have experienced moderate population growth over the last several years.

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

Employees

     The Company has 190 full time employees and 7 part-time employees. Management considers its relationship with the employees to be good.

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

     Additional information regarding supervision and regulation can be found in the 2001 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Regulatory Matters

     The capital ratios for the Company and the Bank currently exceed the regulatory capital requirements at December 31, 2001. The capital ratios are included in the 2001 Form 10-K in the Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Capital Adequacy

     The Company's dividends are determined by its Board of Directors. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividend received from the Bank. Under current regulatory limitations, the Bank could pay in dividends without regulatory approval approximately $2.7 million. The Company carries no debt, therefore future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

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

Statistical Information

     The following data contains information concerning the business and operations of One American Corp., its wholly-owned subsidiary, First American Bank and Trust, and its wholly-owned subsidiary, First American Agency, L.L.C. This information should be read in conjunction with Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Average Balance Sheets and Interest Yield Analysis

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis
          for the years ended December 31, 2001, 2000, and 1999

Interest Differential

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Interest Differentials
          for the years ended December 31, 2001, 2000, and 1999

Securities Portfolio

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Securities

     Also, the following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     See Note D titled Securities in the 2001 Form 10-K for a detailed analysis of the security portfolio.

     There were no securities held by the Company at December 31, 2001, that exceeded, in aggregate by issuer, 10% of Stockholders' Equity.

Loan Portfolio

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Loans
          for the years ended December 31, 2001, 2000, 1999, 1998, and 1997

Non-Performing Loans

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Non-Performing Loans
          for the years ended December 31, 2001, 2000, 1999, 1998, and 1997

Summary of Loan Loss Experience

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Summary of Loan Loss Experience
          for the years ended December 31, 2001, 2000, 1999, 1998, and 1997

Deposits

     The following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

     Average Balance Sheets and Interest Rate Analysis
          for the years ended December 31, 2001, 2000, and 1999

Also, the following information called for by Item 1 is included in the 2001 Form 10-K Section titled "Notes to Consolidated Financial Statements" and is incorporated herein by reference.

     Maturities of time deposits of $100,000 or more at December 31, 2001, are summarized below:
In thousands
3 Months or Less	$8,407
Over 3 through 6 Months	8,322
Over 6 through 12 Months	9,660
Over 12 Months	2,686
$29,075

Return on Equity and Assets

     The following information called for by Item 1 is included in the 2001 Form 10-K in the Section titled Item 6. "Selected Financial Data" and is incorporated herein by reference.

     Average Total Assets
          December 31, 2001, 2000, 1999, 1998, and 1997
     Average Stockholders' Equity
          December 31, 2001, 2000, 1999, 1998, and 1997
     Selected Ratios
          for the years ended December 31, 2001, 2000, 1999, 1998, and 1997
     Per Share
          for the years ended December 31, 2001, 2000, 1999, 1998, and 1997

Item 2. Description of Properties

     One American Corp. is located in Vacherie, Louisiana in the main office building of First American Bank and Trust. Through its subsidiary First American Bank and Trust, the Company owns the premises in which its main office, operation center, and fourteen of its branch offices are located and holds a lease for the five remaining branch offices. The Bank also leases the premises from which its Loan Production Office and First American Agency, L.L.C. operate. In addition, the Bank acquired a site for a future branch office in Mandeville, St. Tammany Parish, Louisiana.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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
	2001	2000
First Quarter	$24.50	$28.00
Second Quarter	$25.50	$28.00
Third Quarter	$27.75	$28.00
Fourth Quarter	$28.25	$28.00

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

Item 6. Selected Financial Data
One American Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
December 31, 2001, 2000, 1999, 1998, and 1997
($ in thousands, except per share data)
	2001	2000	1999	1998	1997
Assets
Cash and Due from Banks	$19,047	$16,119	$18,023	$22,755	$13,115
Securities	149,093	103,337	96,308	111,035	127,027
Loans	242,889	234,786	211,131	178,462	146,975
Other Assets	22,549	19,607	18,313	17,124	15,277
Total Assets	$433,578	$373,849	$343,775	$329,376	$302,394
Liabilities and Stockholders' Equity
Deposits	$378,768	$328,903	$301,891	$289,191	$263,657
Other Liabilities	10,023	2,935	2,918	2,385	2,482
Stockholders' Equity	44,787	42,011	38,966	37,800	36,255
Total Liabilities and Stockholders' Equity	$433,578	$373,849	$343,775	$329,376	$302,394
Average Total Assets	$404,707	$365,409	$339,975	$312,545	$292,308
Average Stockholders' Equity	$43,238	$41,051	$38,863	$36,730	$35,022

Selected Ratios:
Loans to Assets	56.02%	62.80%	61.42%	54.18%	48.60%
Loans to Deposits	64.13%	71.38%	69.94%	61.71%	55.74%
Deposits to Assets	87.36%	87.98%	87.82%	87.80%	87.19%
Equity to Assets	10.33%	11.24%	11.33%	11.48%	11.99%
Return on Average Assets	1.33%	1.31%	1.34%	1.30%	1.38%
Return on Average Equity	12.43%	11.65%	11.76%	11.06%	11.52%
Dividend Payout	37.46%	40.97%	42.39%	46.97%	41.85%
Avg. Equity-to-Avg. Assets	10.68%	11.23%	11.43%	11.75%	11.98%

Condensed Consolidated Statements of Income
for the years ended December 31, 2001, 2000, 1999, 1998, and 1997
	2001	2000	1999	1998	1997
Interest Income	$28,544	$26,935	$23,613	$22,249	$20,757
Interest Expense	11,080	11,287	8,958	8,335	7,712
Net Interest Income	17,464	15,648	14,655	13,914	13,045

Provision for Loan Losses	825	825	900	1,200	1,025
Net Interest Income After
Provision for Loan Losses	16,639	14,823	13,755	12,714	12,020
Noninterest Income	4,808	3,980	4,053	3,548	3,669
Noninterest Expense	13,423	11,900	11,080	10,316	9,602
Income Before Income Tax	8,024	6,903	6,728	5,946	6,087
Applicable Income Tax	2,648	2,119	2,159	1,885	2,050
Net Income	$5,376	$4,784	$4,569	$4,061	$4,037
Per Share:
Net Income	$2.06	$1.81	$1.71	$1.51	$1.49
Cash Dividends	$0.77	$0.74	$0.73	$0.71	$0.63
Book Value - End of Year	$17.17	$15.92	$14.62	$14.15	$13.41

SELECTED QUARTERLY DATA
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
One American Corp. and Subsidiaries
for the quarter periods in the years ended December 31, 2001 and 2000
2001	FOURTH	THIRD	SECOND	FIRST
($ in thousands, except per share data)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$7,056	$7,404	$7,116	$6,968
Interest Expense	2,285	2,862	2,946	2,987
Net Interest Income	4,771	4,542	4,170	3,981

Provision for Loan Losses	400	250	100	75

Net Interest Income after Provision
for Loan Losses	4,371	4,292	4,070	3,906
Noninterest Income	1,198	1,467	1,108	1,035
Noninterest Expense	3,842	3,586	3,093	2,902

Income before Income Taxes	1,727	2,173	2,085	2,039

Applicable Income Taxes	574	694	699	681

Net Income	$1,153	$1,479	$1,386	$1,358

Per Share:
Net Income	$0.45	$0.56	$0.53	$0.52
Dividends	$0.20	$0.19	$0.19	$0.19

2000	FOURTH	THIRD	SECOND	FIRST
($ in thousands, except per share data)	QUARTER	QUARTER	QUARTER	QUARTER

Interest Income	$7,049	$6,947	$6,636	$6,303
Interest Expense	3,093	2,979	2,702	2,513
Net Interest Income	3,956	3,968	3,934	3,790

Provision for Loan Losses	225	225	225	150

Net Interest Income after Provision
for Loan Losses	3,731	3,743	3,709	3,640
Noninterest Income	691	1,102	916	1,271
Noninterest Expense	3,005	3,031	3,103	2,761

Income before Income Taxes	1,417	1,814	1,522	2,150

Applicable Income Taxes	424	527	465	703

Net Income	$993	$1,287	$1,057	$1,447

Per Share:
Net Income	$0.38	$0.49	$0.40	$0.54
Dividends	$0.19	$0.19	$0.18	$0.18

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

Overview of 2001

     Net income for the year 2001 was $5.4 million compared to $4.8 million for the year 2000. For the year ended 2001, earnings per share were $2.06 compared to $1.81 in 2000. Return on average assets was 1.33% and 1.31% for the years ended 2001 and 2000 respectively. For the years ended 2001 and 2000, return on average stockholders' equity was 12.43% and 11.65%, respectively.
     Net interest income for 2001 was $17.5 million, an 11.6% increase over the $15.6 million for 2000. The net interest margin on a fully tax equivalent basis (FTE) was 4.79% for the current year and 4.71% for the same period of 2000.
     During the year 2001, in comparison with the same period of 2000, average loans outstanding increased $20.4 million or 8.9%. Average total deposits for the year 2001 increased $37.2 million or 11.6% when compared to the average total deposits for the same period of 2000. Average total assets for the current year increased $39.3 million or 10.8% when compared to the total average assets of the year 2000. Average stockholders' equity for 2001 was $43.2 million, an increase of 5.3% over the average stockholders' equity for 2000.
     A new full-service office was constructed in the city of Kenner, Jefferson Parish, Louisiana in April 2001. This facility replaced an older building on the same site. On May 25, 2001, the Company consummated the purchase of Schwegmann Bank and Trust Company (Schwegmann), acquiring all of Schwegmann's common stock for cash. This event completed the definitive agreement announced in the Form 8-K filed on February 5, 2001. The transaction was recorded using "push-down" accounting as of May 31, 2001. Accordingly, the results of operations for the year ended December 31, 2001 include Schwegmann's results for the months of June through December 2001, only. The statement of condition for 2001 includes Schwegmann's assets and liabilities. Schwegmann was merged with and into the Bank on July 31, 2001. On the date of acquisition, Schwegmann had $9.0 million in cash and securities, $23.2 million in loans, and $31.6 million in deposits. As purchased, Schwegmann had four branches, two in Jefferson Parish, Louisiana in the towns of Harvey and Metairie, and two in the city of New Orleans, Louisiana. On October 12, 2001, the two New Orleans branches including $4.9 million in deposits were sold. With the closing of these transactions, the Bank had in operation a total of twenty-one full-service offices and one loan production office.

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
     Net interest income on a fully tax equivalent basis (FTE) increased $1,993 thousand or 12.5%. Net interest income (FTE) for 2001 was $17.9 million compared to $15.9 million for the prior year. Net interest income (FTE) for 1999 was $14.9 million.

     Earning Assets, Interest Bearing Liabilities, and Net Interest Spread - Average earning assets increased $36.0 million or 10.6% to $374.0 million during 2001. Average earning assets were $338.1 million in 2000 and $313.0 million in 1999. The trend in earning assets over the years compared shows a shift in the mix of earning assets toward the loan portfolio from the securities portfolio as shown in the table "Average Earning Asset Structure and Average Deposit Structure". Management's strategy aims at increasing the level of earning assets as well as to alter their mix by including a greater percentage of higher yielding loans over lower yielding securities and other short-term investments. However, increases in Federal funds sold and securities have tempered this shift. The primary market areas of the Bank have seen a decrease in economic activity similar to that which has occurred on a national level. This has had an effect on lending opportunities. However, the average loan portfolio increased $20.4 million, mainly due to the acquisition of Schwegmann's portfolio, or 8.9% when compared to the year ended December 31, 2000. The future of similar levels of growth or the current economic climate is uncertain.
     The trend over the years compared shows an increase in interest bearing liabilities with the largest growth occurring in certificates of deposit. Money market deposit, savings, and negotiable order of withdrawals accounts increased. Also beneficial was the increase in the levels of non-interest bearing deposits, although their relationship as a percentage of total deposits decreased slightly. Again, the Schwegmann transaction had a substantial effect on these deposit growth results. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers. The ratio of average core deposits to total average assets has remained relatively stable.
     For the year ended December 31, 2001, the average yield on earning assets was 7.75%, while the average cost of interest bearing funds was 3.78%, producing a net interest spread (FTE) of 3.97%. The net interest margin (FTE) was 4.79% for 2001. The net interest margin increased when compared to the net interest margins of 4.71% and 4.77% for the years ended 2000 and 1999, respectively, because the yield on earning assets decreased by fewer basis points than did the decrease in the cost of interest bearing liabilities.
     The tables "Average Balance Sheets and Interest Rate Analysis" and "Interest Differentials", for the annual periods ended December 31, 2001, 2000, and 1999 detail the effect the changes in average balances outstanding and the changes in interest yield and costs have had on net interest income for the respective periods. Also, the table Average Earning Asset Structure and Average Deposit Structure" shows a more condensed, descriptive analysis of the common size percentage changes in average earning assets and average deposit mix over the annual periods analyzed.

Provision for Loan Losses

     Provision for loan losses were $825 thousand both in 2001 and in 2000. The provision for loan losses in 1999 was $900 thousand. See the sections entitled Allowance for Loan Losses and Non-Performing Assets for more details on the Provision for Loan Losses.

Noninterest Income

     Noninterest income was $4.8 million for 2001 and $4.0 million for 2000. Service charges on deposit accounts were $2.7 million and $2.2 million for 2001 and 2000, respectively. Gain on purchased assets increased $238 thousand to $937 thousand for 2001. These gains are recognition of collection of principal on certain loans acquired in past Bank acquisitions. However, the amount of future gains, if any are indeterminable.
     Other operating income for 2001 was $1.2 million compared to $1 million in 2000. Included in other operating income are fees from bankcard services, safe deposit box rentals, and other operating fees associated with the daily operations of the Bank.

Noninterest Expense

     Noninterest expense totaled $13.4 million in 2001, a 15.6% increase over the 2000 total of $11.9 million. Salaries and employee benefits increased $810 thousand or 13.1%, to $7.0 million for 2001 compared to 2000. The increase in salaries was due to an increase in personnel from the Schwegmann Bank acquisition in addition to normal annual salary adjustments. Net occupancy expense was $1.9 million for 2001 and $1.6 million for 2000. Equipment expense was $1.8 million for 2001 and $1.5 million for 2000. Other operating expenses totaled $2.8 million and $2.6 million, respectively, for 2001 and 2000, an increase of $286 thousand or 11.2%. A major factor in these increases was the conversion to a new data processing system in 2001. For a further analysis of other operating expenses see Note K.
     Net other real estate and repossession expense was a $126 thousand benefit for 2001, compared to a $5 thousand benefit in 2000. Net other real estate and repossession expense is the operating expense of other real estate and repossessed assets less the income generated by other real estate and the net gains from the sale of other real estate and repossessed assets. During 2001, expenses of carrying other real estate and other repossessed assets totaled $24 thousand. These costs were offset by the income generated from the operations of other real estate of $8 thousand and the gains from the sale of other real estate of $142 thousand.
     In 2000, expenses of carrying other real estate and other repossessed assets totaled $6 thousand. These costs were offset by the income generated from the operations of other real estate of $11 thousand. Management strives to convert these non-performing assets into investable funds at values beneficial to the earnings of the Bank.

Applicable Income Taxes

     Applicable income taxes for 2001, 2000, and 1999 were $2.6 million, $2.1 million, and $2.2 million, respectively, producing an effective tax rate of 33%, 31%, and 32%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates because of tax-exempt income and the related nondeductible interest expense. A portion of the Company's interest income is from investments in state and municipal bonds and is generally exempt from federal income taxes. Interest expense on funds used for tax-exempt investments is generally nondeductible for federal income taxes.

Average Earning Asset Structure
In thousands	2001		2000		1999
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets

Interest Bearing Deposits	$4,710	1.3%	$4,248	1.3%	$5,679	1.8%
Federal Funds Sold	19,261	5.1%	10,153	3.0%	10,107	3.2%
Securities
Taxable	80,874	21.6%	81,758	24.1%	89,309	28.6%
Non-Taxable	16,800	4.5%	10,147	3.0%	9,460	3.0%
Other Equity Securities	1,500	0.4%	1,292	0.4%	1,120	0.4%
Loans - Net	250,882	67.1%	230,468	68.2%	197,291	63.0%
Total Average Earning Assets	$374,027	100.0%	$338,066	100.0%	$312,966	100.0%

Average Deposit Structure
In thousands	2001		2000		1999
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest Bearing Deposits	$65,281	18.3%	$60,780	19.0%	$58,107	19.5%
NOW Accounts	28,792	8.0%	21,947	6.8%	23,938	8.0%
Savings Accounts	35,336	9.9%	31,389	9.8%	32,150	10.8%
Money Market Deposit Accounts	73,320	20.5%	69,914	21.8%	64,252	21.6%
Certificates of Deposits less than $100,000	125,802	35.2%	112,436	35.1%	102,085	34.2%
Total Average Core Deposits	328,531	91.9%	296,466	92.5%	280,532	94.1%
Certificates of Deposits greater than $100,000	29,139	8.1%	23,940	7.5%	17,718	5.9%
Total Average Deposits	$357,670	100.0%	$320,406	100.0%	$298,250	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	78.2%		76.8%		76.7%

Average Core Deposits
as a percentage of Total Average Assets	81.2%		81.1%		82.5%

Liquidity

     Liquidity management is the process of ensuring that the Bank's asset and liability structure can meet the withdrawal demands of its depositors, fund loan commitments, and provide for other funding requirements. Management's primary source of funds is the core deposit base of the Bank. At December 31, 2001, average core deposits were approximately $328.5 million or 91.9% of total average deposits and 81.2% of total average assets. For a comparison with prior period year-ends, see the table "Average Deposit Structure". Other sources of liquidity are maturities in the investment portfolio, repayments of mortgage-backed securities, and loan maturities and repayments. Management continually evaluates the maturities and mix of its earning assets and interest bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above and the maturities of the investment portfolio, management does not anticipate any difficulty in either meeting the needs of its depositors or funding future loan commitments.

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
      Management also measures interest rate risk exposure by the process of dynamic income simulation. This process measures possible levels of exposure more accurately given the ability to better identify contractual maturities and repricing periods. Key assumptions used in the simulation model include the relative timing of prepayments on mortgage-related assets and the cash flows and maturities of other financial instruments. These assumptions are intrinsically uncertain and, therefore, the model cannot specifically estimate net interest income or precisely predict the impact of a change in interest rates on net income or stockholders' equity. Actual results will differ from the simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
     The Bank's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of dynamic income simulation, at December 31, 2001 the Bank would expect a decrease in net interest income of $773 thousand in the event of a gradual 200 basis point increase in interest rates and a decrease of $55 thousand in the event of a gradual 200 basis point decrease in interest rates. Both of these changes are well within the interest rate risk policy limits of the Bank.
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
     The table labeled "Interest Rate Sensitivity Table" presents the Bank's interest rate sensitivity position at December 31, 2001, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest earning assets exceed its interest bearing liabilities at the one year point in time suggesting the Bank is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the net income of the Bank because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. Therefore, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank the ability to further match the rates and maturities of its funding with those of earning assets. In addition, the FHLB provides the Bank the ability to offer long term, fixed rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
December 31, 2001
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	Thereafter	Sensitive	Total	Value
Interest-Bearing Deposits in
Assets
Investments -
Fixed-Rate Securities	$45,155	$16,309	$12,956	$11,625	$14,009	$21,975	$0	$122,029	$122,029
Average Interest Rates	5.58%	6.03%	5.45%	5.73%	5.53%	5.70%	0.00%	5.66%
Variable-Rate Securities	327	278	236	200	170	857	0	2,068	2,068
Average Interest Rates	5.96%	5.96%	5.96%	5.96%	5.96%	5.93%	0.00%	5.94%
Total Investments	45,482	16,587	13,192	11,825	14,179	22,832	0	124,097	124,097
Average Interest Rates	5.58%	6.03%	5.46%	5.73%	5.54%	5.71%	0.00%	5.66%
Loans -
Fixed-Rate Loans, Net	119,126	37,888	22,815	13,250	7,407	5,634	2,902	209,023	212,409
Average Interest Rates	8.56%	8.11%	7.86%	7.75%	7.47%	7.38%	0.00%	8.16%
Variable-Rate Loans, Net	26,895	2,298	1,495	888	763	1,527	0	33,866	34,109
Average Interest Rates	6.57%	6.07%	6.28%	6.62%	6.76%	6.88%	0.00%	6.55%
Total Loans	146,021	40,186	24,310	14,138	8,170	7,161	2,902	242,889	246,518
Average Interest Rates	8.20%	7.99%	7.77%	7.68%	7.40%	7.28%	0.00%	7.94%
Interest Bearing Deposits in
Other Banks	3,918	0	0	0	0	0	0	3,918	3,918
Average Interest Rates	2.22%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	2.22%
Federal Funds Sold	23,425	0	0	0	0	0	0	23,425	23,425
Average Interest Rates	1.85%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.85%
Other Assets							39,249	39,249
Total Assets	$218,846	$56,773	$37,502	$25,963	$22,349	$29,993	$42,151	$433,578
Liabilities
NOW and Super NOW Deposits	$4,038	$7,079	$7,079	$3,027	$3,027	$6,054	$0	$30,304	$29,074
Average Interest Rates	0.85%	0.85%	0.85%	0.85%	0.85%	0.85%	0.00%	0.85%
Insured Money Market Accounts	40,245	21,046	21,046	0	0	0	0	82,337	81,789
Average Interest Rates	1.69%	1.69%	1.69%	0.00%	0.00%	0.00%	0.00%	1.69%
Savings Deposits	5,863	10,552	10,552	4,494	4,494	8,989	0	44,944	44,144
Average Interest Rates	1.10%	1.10%	1.10%	1.10%	1.10%	1.10%	0.00%	1.10%
Variable-Rate Certificates of Deposit	1,087	1,956	1,956	833	833	1,666	0	8,331	8,336
Average Interest Rates	3.60%	3.60%	3.60%	3.60%	3.60%	3.60%	0.00%	3.60%
Certificates of Deposit	127,519	13,133	1,061	390	258	0	0	142,361	143,461
Average Interest Rates	3.88%	4.39%	4.20%	5.64%	4.15%	0.00%	0.00%	3.94%
Non Interest Bearing Deposits	5,570	18,370	18,370	7,045	7,045	14,091	0	70,491	70,491
Other Interest Bearing Liabilities	240	255	173	141	75	114	0.00%	998	1,034
Average Interest Rates	6.06%	6.06%	5.94%	5.82%	5.43%	5.43%	0.00%	5.88%
Other Liabilities	0	0	0	0	0	0	9,025	9,025
Stockholders' Equity	0	0	0	0	0	0	44,787	44,787
Total Liabilities and
Stockholders' Equity	$184,562	$72,391	$60,237	$15,930	$15,732	$30,914	$53,812	$433,578

Interest Rate Sensitivity Gap	$34,284	($15,618)	($22,735)	$10,033	$6,617	($921)	($11,661)	$0
Cumulative Interest Rate
Sensitivity Gap	$34,284	$18,666	($4,069)	$5,964	$12,582	$11,661	$0

GAP / Assets	7.91%	-3.60%	-5.24%	2.31%	1.53%	-0.21%	-2.69%
Cumulative GAP / Assets	7.91%	4.31%	-0.94%	1.38%	2.90%	2.69%	0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loan and line of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Total commitments were $21.8 million and $25.1 million at December 31, 2001 and 2000, respectively. Available loan commitments at December 31, 2001, were $17.3 million and $19.0 million at December 31, 2000. The Bank had letters of credit of $662 thousand issued at December 31, 2001. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At December 31, 2001, the available portion of these credit lines was $79 thousand. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date, the Bank does not have instruments outstanding that can be specifically described as a financial guarantee which guarantees the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $8.3 million and $5.4 million at December 31, 2001 and 2000. Applicants are evaluated through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Loans

     An analysis of the loan portfolio at December 31, 2001, 2000, 1999, 1998, and 1997, is as follows:
($ in thousands)	2001	2000	1999	1998	1997
Commercial, Financial and Agricultural	$18,742	$20,022	$16,223	$17,526	$15,811
Real Estate
Construction	25,760	23,792	16,647	1,334	3,987
Mortgage	182,942	180,089	165,973	144,815	113,117
Individuals	19,484	14,703	15,974	15,120	13,892
Foreign	0	0	0	0	0
All Other Loans	936	645	469	3,199	2,395
Total Loans	247,864	239,251	215,286	181,994	149,202
Unearned Income	0	0	0	(2)	(37)
Allowance for Loan Losses	(4,975)	(4,465)	(4,155)	(3,530)	(2,190)
Total Loans, Net	$242,889	$234,786	$211,131	$178,462	$146,975

Allowance for Loan Losses

     The Allowance for Loan Losses was $5.0 million at December 31, 2001, or 2.01%, of loans outstanding. At December 31, 2000, the Allowance for Loan Losses was $4.5 million, or 1.87%, of loans outstanding. Net charge-offs (recoveries) were $553 thousand for the current year, versus $515 thousand for 2000. Gross charge-offs as a percentage of average loans were .21% and .25% for 2001 and 2000, respectively. Recoveries as a percentage of gross charge-offs for 2001 were 31.6% versus 11.2% for 2000.
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

     The following table presents an analysis of activity in the allowance for loan losses for the past five years.
($ in thousands)	Year Ended December 31,
Activity in Allowance for Loan Losses	2001	2000	1999	1998	1997

Beginning Balance	$4,465	$4,155	$3,530	$2,190	$3,083

Loans Charged Off:
Real Estate	494	329	254	77	312
Commercial, Financial, and Agricultural	65	204	213	121	1,631
Individual and Others	248	47	64	61	156
Total Charged Off	807	580	531	259	2,099

Loan Recoveries:
Real Estate	155	9	210	356	22
Commercial, Financial, and Agricultural	42	38	21	23	130
Individual and Others	57	18	25	20	29
Total Recoveries	254	65	256	399	181
Net Loans Charged Off (Recovered)	553	515	275	(140)	1,918
Adjustment due to Business Combination	238	0	0	0	0
Provision charged to
Expense	825	825	900	1,200	1,025
Ending Balance	$4,975	$4,465	$4,155	$3,530	$2,190

	Year Ended December 31,
($ in thousands)	2001	2000	1999	1998	1997

Ending Balance, Loans	$247,864	$239,251	$215,286	$181,992	$149,165
Daily Average Loans	$250,882	$230,468	$197,291	$163,321	$142,204
Ratio of Net Charge-Offs
to Total Loans	0.22%	0.22%	0.13%	-0.08%	1.29%
Ratio of Net Charge-Offs
to Average Loans	0.22%	0.22%	0.14%	-0.09%	1.35%

     The allowance for loan losses has been allocated according to the type of loan described in the table below, at December 31, 2001, 2000, 1999, 1998, and 1997:
($ in thousands)	2001	2000	1999	1998	1997

Real Estate	$779	$587	$974	$1,094	$636
Commercial, Financial, and Agricultural	7	297	393	287	95
Individual and Others	150	107	54	58	117
Unallocated	4,039	3,474	2,734	2,091	1,342
Total Allowance	$4,975	$4,465	$4,155	$3,530	$2,190

Non-Performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions, and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Non-accrual loans at December 31, 2001 were $2.6 million compared with non-accrual loans of $1.3 million at December 31, 2000. At December 31, 2001, non-accrual loans were 1.04% of gross loans outstanding and 52.0% of the allowance for loan losses. The same ratios for December 31, 2000 were .53% and 28.4%, respectively. Loans past due 90 days and still accruing at December 31, 2001 and 2000 were $1.4 million and $316 thousand, respectively. Impaired loans having recorded investments of $5.2 million at December 31, 2001 compared to $4.2 million at December 31, 2000 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $936 thousand and $991 thousand at December 31, 2001 and December 31, 2000. Interest recognized on impaired loans amounted to $409 thousand at December 31, 2001 compared to $429 thousand at December 31, 2000.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $611 thousand and $19 thousand at December 31, 2001 and December 31, 2000, respectively.

     In the process of reviewing the loan portfolio, management acknowledges certain potential problem loans that are not classified as impaired, non-accrual, greater than 90 days delinquent, or restructured. Management is of the opinion that these potential problem loans are not likely to have a material effect on the Company's liquidity, capital resources, or results of operations.

     The following table presents information on the amount of non-performing loans at December 31, 2001, 2000, 1999, 1998, and 1997:
($ in thousands)	2001	2000	1999	1998	1997

Non-accrual	$2,586	$1,268	$1,430	$730	$285
Past due 90 days or more	1,409	316	415	242	364
Restructured and Impaired	2,595	2,999	4,723	3,685	2,965
	$6,590	$4,583	$6,568	$4,657	$3,614

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
     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios", the Company's consolidated ratios for the reporting periods exceed regulatory minimums. Capital adequacy ratios for the "Bank only" are not materially different.
     Its Board of Directors determines the Company's dividends. The current policy is to maintain dividends at a level which ensures the Company and Bank are able to maintain sufficient regulatory capital levels. The Company's primary source of funds is dividends received from the Bank. Under current dividend limitations, the Bank could pay dividends of approximately $2.7 million without regulatory approval. The Company carries no debt; therefore, future liquidity needs are limited to the payment of any declared dividends. The Company maintains sufficient liquidity to maintain its operations should a regulatory agency limit the Bank from paying dividends.

Capital Adequacy Ratios
In Thousands	December 31,	December 31,
	2001	2000
Tier 1 Capital:
Stockholders' Equity	$43,285	$41,099
Tier 2 Capital:
Allowance for Loan Losses	3,183	2,847
Total Capital	$46,468	$43,946

Risk-Weighted Ratios:
Tier 1 Capital	17.1%	18.2%
Total Capital	18.4%	19.4%
Leverage Ratio	10.4%	11.0%
Stockholders' Equity	10.0%	11.0%
Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	tangible
						equity

Capital Expenditures

     The Bank continued to expand its branch office network with the merger of Schwegmann on July 31, 2001. With the inclusion of its branches in Harvey and Metairie, both in Jefferson Parish, Louisiana, the Bank has in operation a total of twenty-one full-service banking locations and one loan production office. Additionally, a new facility was constructed at the Kenner, Jefferson Parish, Louisiana office, replacing an outdated building located at the same site.

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

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	2001			2000			1999
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest Bearing Deposit Accounts	$4,710	$189	4.01%	$4,248	$257	6.05%	$5,679	$310	5.46%
Federal Funds Sold and Securities Purchased under Resale Agreements
	19,261	703	3.65%	10,153	640	6.30%	10,107	498	4.93%
Securities:
Taxable	80,874	4,771	5.90%	81,758	4,886	5.98%	89,309	4,912	5.50%
Non-Taxable*	16,800	1,314	7.82%	10,147	794	7.82%	9,460	780	8.25%
Other equity Securities	1,500	70	4.67%	1,292	97	7.48%	1,120	57	5.09%
Loans - Net	250,882	21,944	8.75%	230,468	20,531	8.91%	197,291	17,321	8.78%
Total Earning Assets	374,027	$28,991	7.75%	338,066	$27,205	8.05%	312,966	$23,878	7.63%
Allowance for Loan Losses	(4,803)			(4,141)			(3,655)
Nonearning Assets	35,483			31,484			30,664
Total Assets	$404,707			$365,409			$339,975

Liabilities and Stockholders' Equity
NOW Accounts	$28,792	$456	1.58%	$21,947	$462	2.11%	$23,938	$485	2.03%
Savings Accounts	35,336	745	2.11%	31,389	793	2.53%	32,150	812	2.53%
Money Market Deposit Accounts	73,320	2,039	2.78%	69,914	2,878	4.12%	64,252	2,181	3.39%
Certificates of Deposit less than $100,000	125,802	6,387	5.08%	112,436	5,772	5.13%	102,085	4,601	4.51%
Certificates of Deposit greater than $100,000	29,139	1,387	4.76%	23,940	1,254	5.24%	17,718	799	4.51%
Total Interest Bearing Deposits	292,389	11,014	3.77%	259,626	11,159	4.30%	240,143	8,878	3.70%
Other Borrowings	1,104	66	5.98%	2,054	128	6.23%	1,353	80	5.91%
Total Interest Bearing Liabilities	293,493	$11,080	3.78%	261,680	$11,287	4.31%	241,496	$8,958	3.71%
Noninterest Bearing Deposits	65,281			60,780			58,107
Other Liabilities	2,695			1,898			1,509
Stockholders' Equity	43,238			41,051			38,863
Total Liabilities and Stockholders' Equity	$404,707			$365,409			$339,975

Net Interest Income - Tax Equivalent Basis*		$17,911			$15,918			$14,920
Tax Equivalent Adjustment		(447)			(270)			(265)
Net Interest Income		$17,464			$15,648			$14,655

Net Interest Income - Spread*			3.97%			3.74%			3.92%

Net Interest Income as a % of Total Earning Assets*			4.79%			4.71%			4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS	2001/2000			2000/1999
In thousands	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest Bearing Deposit Accounts	$28	($96)	($68)	($78)	$25	($53)
Federal Funds Sold	574	($511)	63	2	140	$142
Securities:
Taxable	(52)	(63)	(115)	(416)	390	($26)
Non-Taxable*	521	(1)	520	57	(43)	$14
Other Equity Securities	16	(42)	(26)	9	31	$40
Loans	1,819	(407)	1,412	2,913	297	$3,210
Total Interest Income	2,907	(1,120)	1,786	2,487	840	3,327

Interest Bearing Liabilities:
NOW Accounts	144	(150)	(6)	(40)	17	(23)
Savings Accounts	100	(148)	(48)	(19)	0	(19)
Money Market Deposit Accounts	140	(979)	(839)	192	505	697
Certificates of Deposits less than $100,000	686	(71)	615	467	704	1,171
Certificates of Deposits greater than $100,000	272	(139)	133	281	174	455
Other Borrowings	(59)	(3)	(62)	41	7	48
Total Interest Expense	1,283	(1,490)	(207)	922	1,407	2,329
Increase (Decrease) in
Interest Differential	$1,624	$370	$1,993	$1,565	($567)	$998
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

     The financial statements as of December 31, 2001 and 2000 were audited by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion on the financial statements prepared by management.

Report of Independent Auditor

January 16, 2002

To the Shareholders
and Board of Directors of
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have audited the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of December 31, 2001 and 2000, and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of One American Corp. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations, changes in their stockholders' equity and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/Hannis T. Bourgeois, L L P
Hannis T. Bourgeois, L L P
Baton Rouge, Louisiana

Consolidated Balance Sheets
One American Corp. and Subsidiaries
December 31, 2001 and 2000
In thousands	2001	2000
Assets
Cash and Due From Banks	$15,129	$12,733
Interest Bearing Deposits in Other Banks	3,918	3,386
Federal Funds Sold and Securities Purchased Under Resale Agreements
	23,425	9,050
Securities Available for Sale (Amortized Cost of $123,313
and $92,550, respectively)	124,097	92,932

Loans	247,864	239,251
Less: Allowance for Loan Losses	(4,975)	(4,465)
Loans, Net	242,889	234,786

Bank Premises and Equipment	15,559	14,036
Other Real Estate	611	19
Accrued Interest Receivable	2,404	2,233
Intangible Assets, Net	984	660
Other Equity Securities	1,571	1,355
Other Assets	2,991	2,659
Total Assets	$433,578	$373,849

Liabilities
Deposits:
Noninterest Bearing	$70,491	$63,253
Interest Bearing	308,277	265,650
Total Deposits	378,768	328,903

Accrued Interest Payable	1,222	1,183
Other Liabilities	8,801	1,752
Total Liabilities	388,791	331,838

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500
Surplus	5,000	5,000
Retained Earnings	34,919	31,557
Accumulated Other Comprehensive Income	518	252
Treasury Stock - 391,811 and 360,452 shares at cost	(3,150)	(2,298)
Total Stockholders' Equity	44,787	42,011
Total Liabilities and Stockholders' Equity	$433,578	$373,849
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the years ended December 31, 2001, 2000, and 1999
In thousands, except per share data	2001	2000	1999
Interest Income
Interest and Fees on Loans	$21,944	$20,531	$17,321
Interest on Securities:
Taxable Interest	4,771	4,886	4,969
Nontaxable Interest	867	524	515
Total Interest on Securities	5,638	5,410	5,484
Other Interest Income	962	994	808
Total Interest Income	28,544	26,935	23,613
Interest Expense
Interest Expense on Deposits	11,014	11,159	8,878
Interest Expense on Borrowings	66	128	80
Total Interest Expense	11,080	11,287	8,958

Net Interest Income	17,464	15,648	14,655

Provision for Loan Losses	825	825	900
Net Interest Income After
Provision for Loan Losses	16,639	14,823	13,755

Noninterest Income
Service Charges on Deposit Accounts	2,652	2,233	2,156
Gain on Securities	0	7	2
Gain on Purchased Assets	937	699	986
Other Operating Income	1,219	1,041	909
Total Noninterest Income	4,808	3,980	4,053
Income Before Other Expense	21,447	18,803	17,808

Noninterest Expense
Salaries and Employee Benefits	6,989	6,179	5,759
Net Occupancy Expense	1,881	1,625	1,408
Equipment Expense	1,833	1,541	19
Net ORE and Repossession Expense	(126)	(5)	1,467
Other Operating Expense	2,846	2,560	2,427
Total Noninterest Expense	13,423	11,900	11,080
Income Before Income Tax	8,024	6,903	6,728
Applicable Income Tax	2,648	2,119	2,159
Net Income	$5,376	$4,784	$4,569

Net Income Per Share	$2.06	$1.81	$1.71

Cash Dividends Per Share	$0.77	$0.74	$0.73
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the years ended December 31, 2001, 2000, and 1999
				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity
Balances, January 1, 1999	$7,500	$5,000	$26,111	$609	($1,420)	$37,800
Comprehensive Income:
Net Income			4,569			4,569
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)on Securities Available for Sale				(1,325)		(1,325)
Less: Reclassification Adjustments
				(2)		(2)
Total Comprehensive Income						3,242
Treasury Stock Purchased					(141)	(141)
Cash Dividends			(1,935)			(1,935)
Balances, December 31, 1999	7,500	5,000	28,745	(718)	(1,561)	38,966

Comprehensive Income:
Net Income			4,784			4,784
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss) on Securities Available for Sale				977		977
Less: Reclassification Adjustments
				(7)		(7)
Total Comprehensive Income						5,754
Treasury Stock Purchased					(737)	(737)
Cash Dividends			(1,972)			(1,972)
Balances, December 31, 2000	7,500	5,000	31,557	252	(2,298)	42,011

Comprehensive Income:
Net Income			5,376			5,376
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss) on Securities Available for Sale				266		266
Less: Reclassification Adjustments
				0		0
Total Comprehensive Income						5,642
Treasury Stock Purchased					(852)	(852)
Cash Dividends			(2,014)			(2,014)
Balances, December 31, 2001	$7,500	$5,000	$34,919	$518	($3,150)	$44,787
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 2001, 2000, and 1999
In thousands	2001	2000	1999
Cash Flows From Operating Activities
Net Income	$5,376	$4,784	$4,569
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(937)	(699)	(986)
Provision for Depreciation	920	921	943
Provision for Loan Losses	825	825	900
Amortization of Intangibles	72	67	67
Net Amortization (Accretion) on Securities	(436)	(317)	(191)
Provision (Credit) for Deferred Income Taxes	98	(93)	(302)
(Gain) Loss on Sale of Other Real Estate and Repossessions	(142)	0	(3)
Charitable Contribution of Bank Property	0	183	0
(Gain) Loss on Securities	0	(7)	2
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	(171)	(226)	126
(Increase) Decrease in Other Assets	456	(103)	150
Increase (Decrease) in Accrued Interest Payable	39	215	143
Increase (Decrease) in Other Liabilities	6,308	(1)	(17)
Net Cash Provided by Operating Activities	12,408	5,549	5,401
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	66,600	38,949	59,770
Purchases of Securities Available for Sale	(93,395)	(40,842)	(54,689)
Proceeds from Sale of Securities Available for Sale	0	7	2,000
Net (Increase) Decrease in Federal Funds Sold	(10,140)	(3,350)	5,825
Net (Increase) Decrease in Loans	14,364	(23,843)	(32,999)
Proceeds from Sale of Other Real Estate and Repossessions	396	62	473
Purchases of Premises and Equipment	(1,412)	(2,542)	(1,544)
Acquisitions (net of $1.4 million cash acquired)	(1,402)	0	0
Net Cash Used in Investing Activities	(24,989)	(31,559)	(21,164)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	22,139	9,905	1,633
Net Increase (Decrease) in Certificates of Deposit	(3,566)	17,107	11,067
Proceeds from Other Borrowings	0	7,000	570
Repayments of Amounts Borrowed	(218)	(7,205)	(175)
Dividends Paid	(1,994)	(1,964)	(1,922)
Treasury Stock Purchased	(852)	(737)	(142)
Net Cash Provided By Financing Activities	15,509	24,106	11,031
Increase (Decrease) in Cash and Cash Equivalents	2,928	(1,904)	(4,732)
Cash and Cash Equivalents - Beginning of Year	16,119	18,023	22,755
Cash and Cash Equivalents - End of Year	$19,047	$16,119	$18,023
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the years ended December 31, 2001, 2000, and 1999
In thousands	2001	2000	1999
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$2,632	$2,194	$2,525
Interest Paid on Deposits	$10,975	$10,943	$8,603
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$846	$62	$416
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$403	$1,469	($2,010)
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$137	$499	($683)
Acquisitions:
Fair Value of Assets Acquired	$34,490	$0	$0
Fair Value of Liabilities Assumed	$32,093	$0	$0
Noncash Financing Activities:
Dividends Declared and Not Paid	$522	$502	$494
The accompanying notes are an integral part of these financial statements.

One American Corp. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2001, 2000, and 1999

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

     Principles of Consolidation - The consolidated financial statements include the accounts of One American Corp. (the Company), its wholly owned subsidiary, First American Bank and Trust (the Bank), and the Bank's wholly owned subsidiary, First American Agency, L.L.C. (the Agency). All significant intercompany balances and transactions have been eliminated. Certain reclassifications to previously published financial statements have been made to comply with current reporting requirements.

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
     The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of estimated losses on loans, management obtains independent appraisals for significant collateral. The loans of the Bank are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local conditions in the area. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgements about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as components of comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the amortized cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at December 31, 2001 or 2000.
                                                                      34

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

     Intangible Assets - Intangible assets are principally comprised of core deposit intangibles, which are amortized on a straight-line basis over terms up to fifteen years and charged to other operating expense. Intangible assets also include a favorable land lease acquired in the purchase acquisition discussed in Note B. The lease intangible is measured at the present value of expected cash flows for a comparable lease. The lease intangible is amortized over the remaining term of the lease and charged to net occupancy expense. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.
     Income Taxes - The provision for income taxes is based on income as reported in the financial statements after interest income from state and municipal securities is excluded. In addition, certain items of income and expenses are recognized in different time periods for financial statement purposes than for income tax purposes. Thus, provisions for deferred taxes are recorded in recognition of such timing differences.
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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At December 31, 2001, the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,615,405 for the year ended December 31, 2001, 2,648,897 for the year ended December 31, 2000, and 2,668,449 for the year ended December 31, 1999.

     Statements of Cash Flows - For purposes of reporting cash flows, cash, and cash equivalents include cash and due from banks and interest bearing deposits in other banks.

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

NOTE B
Acquisitions

     Acquisition - On May 25, 2001, the Company acquired all of the common stock of Schwegmann Bank and Trust Company (Schwegmann) for a purchase price of $2.7 million. Pursuant to the agreement, the Company acquired assets with a fair value of $34.5 million and assumed $32.0 million in deposits and specific liabilities. The excess of the purchase price over the value of the net assets has been recorded as amortizable intangibles. This acquisition was accounted for using the purchase method of accounting, and the results of operations are included in the consolidated financial statements from the date of acquisition. On July 31, 2001, Schwegmann was merged with and into First American Bank and Trust. On October 12, 2001, two of the four Schwegmann branches including $4.9 million in deposits were sold. A condensed balance sheet of Schwegmann on the date of acquisition is presented below.

Schwegmann Bank and Trust Company
May 25, 2001
($ in thousands)

Cash and Due From Banks	$ 1,364
Securities	7,632
Loans, Net	23,201
Other Assets	1,968
Total	$34,165

Deposits	$31,631
Other Liablilites	462
Stockholders' Equity	2,072
Total	$34,165

NOTE C
Cash and Due from Banks

     The Bank is required to maintain average cash reserve balances. The amounts of those reserves at December 31, 2001 and 2000, were approximately $4.5 million and $4.9 million, respectively.

NOTE D
Securities

     Amortized costs and fair values of securities available for sale as of December 31, 2001 and 2000 are summarized as follows:

                                                                      37

	2001
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U. S. Government Agency Securities	55,274	663	(206)	55,731
Mortgage-Backed Securities	52,321	416	(436)	52,301
Obligations of State and Political Subdivisions	15,718	368	(21)	16,065
Totals	$123,313	$1,447	($663)	$124,097

	2000
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value
U. S. Treasury Securities	$15,995	$17	($21)	$15,991
U. S. Government Agency Securities	36,545	226	(31)	36,740
Mortgage-Backed Securities	27,065	219	(135)	27,149
Obligations of State and Political Subdivisions	12,945	139	(32)	13,052
Totals	$92,550	$601	($219)	$92,932

     The following table shows the amortized cost, fair value, maturity distribution, and weighted average yield of the securities available for sale as of December 31, 2001. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.
($ in thousands)	Amortized	Fair	Average
	Cost	Value	Yield
U. S. Government Agency Securities
Within 1 Year	17,563	17,840	5.42%
After 1 but Within 5 Years	33,648	33,778	4.83%
After 5 but Within 10 Years	4,063	4,113	5.85%
After 10 Years	0	0	0.00%
	55,274	55,731	5.09%
Mortgage-Backed Securities
Within 1 Year	778	788	6.82%
After 1 but Within 5 Years	15,890	15,805	6.57%
After 5 but Within 10 Years	15,049	15,108	6.38%
After 10 Years	20,604	20,600	6.43%
	52,321	52,301	6.49%
Obligations of State and Political Subdivisions
Within 1 Year	1,881	1,884	8.00%
After 1 but Within 5 Years	6,013	6,138	7.13%
After 5 but Within 10 Years	5,735	5,956	7.15%
After 10 Years	2,089	2,087	7.59%
	15,718	16,065	8.13%

Totals	$123,313	$124,097	6.18%

* Tax Equivalent Basis - 34%

     Securities available for sale with a carrying amount of $39.6 million and $30.9 million at December 31, 2001 and 2000, respectively, were pledged as collateral on public deposits and for other purposes as required or permitted by law.
     The Bank has invested in Federal Home Loan Bank of Dallas and First National Bankers Bankshares stock. These investments are included in other equity securities and are reflected at cost in these financial statements. The cost of these securities approximates fair value, at December 31, 2001 and 2000. At December 31, 2001, $1.6 million of Federal Home Loan Bank of Dallas stock was pledged to secure advances from the Federal Home Loan Bank.

     Gross realized gains and losses from the sale of securities for the years ended December 31, 2001, 2000, and 1999 are as follows:
($ in thousands)	2001	2000	1999
Realized gains	$0	$7	$2
Realized losses	0	0	0
	$0	$7	$2

NOTE E
Loans

     An analysis of the loan portfolio at December 31, 2001 and 2000, is as follows:
($ in thousands)	2001	2000
Commercial, Financial, and Agricultural	$18,742	$20,022
Real Estate - Construction	25,760	23,792
Real Estate - Mortgage	182,942	180,089
Individuals	19,484	14,703
All Other Loans	936	645
Total Loans	247,864	239,251

     Impaired loans having recorded investments of $5.2 million at December 31, 2001 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The average recorded investment in impaired loans during the year ended December 31, 2001 was approximately $4.7 million. Impaired loans at December 31, 2000 were $4.2 million. The allowance for loan losses related to these loans was $936 thousand at December 31, 2001 and $991 thousand at December 31, 2000. Interest recognized on impaired loans amounted to $409 thousand and $429 thousand during the years ended December 31, 2001 and 2000, respectively. All non-accrual loans were considered impaired at December 31, 2001, and 2000.
     The Bank is permitted, under the laws of the State of Louisiana, to make extensions of credit to its executive officers and directors and their affiliates in the ordinary course of business. An analysis of the aggregate loans, for December 31, 2001 and 2000, are as follows:
($ in thousands)	2001	2000
Balance - Beginning of Year	$2,740	$3,785
New Loans	2,656	2,418
Repayments	(862)	(3,463)
Balance - End of Year	$4,534	$2,740
Maximum Balance During the Year	$4,556	$4,722

NOTE F
Allowance for Loan Losses

     Following is a summary of the activity in the allowance for loan losses:
($ in thousands)	2001	2000	1999
Balance - Beginning of Year	$4,465	$4,155	$3,530
Current Provision from Income	825	825	900
Recoveries on Loans Charged-Off	255	65	256
Allowance on Loans Acquired	238	0	0
Loans Charged-Off	(808)	(580)	(531)
Balance - End of Year	$4,975	$4,465	$4,155

Ratio of Allowance for Loan Losses to
Impaired Loans at End of Year	95.67%	104.64%	67.54%

Ratio of Allowance for Loan Losses to Loans
Outstanding at End of Year	1.92%	1.87%	1.93%

Ratio of Net Loans Charged-Off to
Loans Outstanding at End of Year	0.22%	0.22%	0.13%

NOTE G
Bank Premises and Equipment

     Bank premises and equipment costs and the related accumulated depreciation at December 31, 2001 and 2000, are as follows:
($ in thousands)	2001	2000
Land	$3,845	$3,962
Bank Premises	12,993	11,323
Furniture and Equipment	8,904	7,931
	25,742	23,216
Accumulated Depreciation	(10,183)	(9,180)
	$15,559	$14,036

     Depreciation charged to operating expenses for the three years ended December 31, 2001, 2000 and 1999, respectively, was $920 thousand, $921 thousand, and $943 thousand.

NOTE H
Deposits

     Following is a detail of deposits as of December 31, 2001 and 2000:
($ in thousands)	2001	2000
Non-interest Bearing Accounts	$70,491	$63,253
NOW and Super NOW Accounts	30,311	22,031
Insured Money Market Accounts	82,347	73,608
Savings Accounts	44,931	30,037
Certificates of Deposit over $100,000	29,075	24,531
Other Certificates of Deposit	121,613	115,443
Total Deposits	$378,768	$328,903

     Following is a detail of certificate of deposit maturities as of December 31, 2001:
($ in thousands)
December 31, 2002	$130,187
December 31, 2003	18,797
December 31, 2004	1,061
December 31, 2005	390
December 31, 2006 & thereafter	253
Total Certificates of Deposit	$150,688

     Interest expense on Certificates of Deposit over $100 thousand at December 31, 2001, 2000, and 1999, amounted to $1.4 million, $1.2 million, and $799 thousand, respectively.

     Public Fund deposits at December 31, 2001 and 2000, were $24.1 million and $13.7 million, respectively.

NOTE I
Stockholders' Equity and Regulatory Matters

     Stockholders' Equity of the Company includes the undistributed earnings of the Bank. Dividends are paid by the Company from its assets, which are provided primarily by dividends from the Bank. Dividends are payable only out of retained earnings and current earnings of the Company. Certain restrictions exist regarding the ability of the Bank to transfer funds to the Company in the form of cash dividends. Louisiana statutes require approval to pay dividends in excess of a state bank's earnings in the current year plus retained net profits for the preceding year. As of January 1, 2002, the Bank had retained earnings of $20.5 million of which $2.7 million was available for distribution without prior regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios. As detailed below, as of December 31, 2001 and 2000, the Company and the Bank met all of the capital adequacy requirements to which each is subject.

     As of December 31, 2001 and 2000, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the prompt corrective action category.

     Following is a summary of capital ratios of the Company (consolidated) and the Bank at December 31, 2001, and 2000:
			To Be Well
			Capitalized
			Under
		Required for	Prompt
		Capital	Corrective
	Actual	Adequacy	Actions
As of December 31, 2001	Ratios	Purposes	Provision

Total Capital (to Risk Weighted Assets)
One American Corp.	18.4%	8.00%	N/A
First American Bank and Trust	17.9%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
One American Corp.	17.1%	4.00%	N/A
First American Bank and Trust	16.6%	4.00%	6.00%
Tier 1 Leveraged Capital (to Average Assets)
One American Corp.	10.4%	4.00%	N/A
First American Bank and Trust	10.1%	4.00%	5.00%

As of December 31, 2000

Total Capital (to Risk Weighted Assets)
One American Corp.	19.4%	8.00%	N/A
First American Bank and Trust	18.7%	8.00%	10.00%
Tier 1 Capital (to Risk Weighted Assets)
One American Corp.	18.2%	4.00%	N/A
First American Bank and Trust	17.4%	4.00%	6.00%
Tier 1 Leveraged Capital (to Average Assets)
One American Corp.	11.0%	4.00%	N/A
First American Bank and Trust	10.5%	4.00%	5.00%

     Under current regulations, the Bank is limited in the amount it may loan to its Parent. Loans to the Parent may not exceed 10% of the Bank's capital and surplus. There were no loans outstanding at December 31, 2001 or 2000.

NOTE J
Employee Benefit Plans

     The Bank maintains a Salary Deferral Plan qualified under Internal Revenue Service Code Section 401(k) for all employees who are 21 years of age and have completed one year of service. Covered employees may elect to contribute 1% to 15% of gross pay to the plan. The majority of the plan's assets are invested in mutual funds. As part of the plan, the Bank has, at its discretion, the ability to match the contributions or make supplemental contributions. No amounts were contributed by the Bank for either 2001 or 2000.
     The Bank maintains a noncontributory defined benefit pension plan covering all employees who qualify as to age and length of service. Current policy is to fund annual pension costs as they accrue. The majority of the plan's assets are invested in money market funds or mutual funds. The following table sets forth the plan's funded status at December 31, 2001 and 2000.

($ in thousands)	2001	2000
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year	$8,094	$7,112
Service Cost	455	440
Interest Cost	616	559
Plan Participants' Contributions	0	0
Actuarial (Gain)/Loss	1,080	226
Benefits Paid	(260)	(243)
Benefit Obligation at End of Year	$9,985	$8,094

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$7,971	$7,661
Actual return on Plan Assets	(209)	271
Employer Contributions	0	282
Plan Participant's Contributions	0	0
Benefits and Expenses Paid	(260)	(243)
Fair Value of Plan Assets at End of Year	$7,502	$7,971

Funded Status	($2,483)	($122)
Unrecognized Net Actuarial Loss (Gain)	2,318	308
Unrecognized transaction obligation (asset)	(221)	(266)
Unrecognized Prior Service Cost	84	106
Prepaid (Accrued) Benefit Cost	($302)	$26

Assumptions used in the determination of pension plan information consisted of the following:
	2001	2000
Discount Rate	7.75%	7.75%
Rate of Increase in Compensation Levels	5.50%	5.50%
Expected Long-Term Rate of Return
on Plan Assets	9.00%	9.00%

Net pension expense for 2001, 2000, and 1999 included the following components:
($ in thousands)	2001	2000	1999
Service Cost	$453	$440	$448
Interest Cost	616	559	499
Expected Return on Assets	(721)	(691)	(630)
Amortization of Prior Service Cost	25	25	25
Transition (Asset)/Obligation Recognition	(44)	(44)	(44)
Net Periodic Benefit Cost	$329	$289	$298

     The Bank's employee benefit program also includes self-funded health and dental insurance plans for all full-time employees. The costs of these plans are completely funded by the Bank. The employees can also elect to purchase dependent coverage under the plans. The Bank pays a premium to a reinsurer for coverage on losses and claims that exceed $30,000 per individual per plan year. Amounts paid by the Bank in association with these plans totaled $816 thousand, $686 thousand, and $607 thousand for the years ended December 31, 2001, 2000, and 1999 respectively. The Bank had set aside reserves in the amount of $439 thousand for payment of unreported claims with dates of service through December 31, 2001.

     The health and dental insurance plans also cover post retirement benefits for certain eligible employees. The Bank's employees become eligible for continued health and dental care coverage if they retire after attaining age fifty-five and have, at a minimum, fifteen years of employment with the Bank. Under the plans, the Bank continues to pay for health and dental care coverage until the employee reaches the minimum age to qualify for Medicare coverage. The Bank recognizes the cost of providing these benefits as premiums are paid during the year. The unrecognized obligation of these future benefits is immaterial at December 31, 2001 and 2000. For the years ended December 31, 2001, 2000, and 1999, the cost of retirees' benefits totaled approximately $15 thousand each year.

NOTE K
Other Operating Expenses

     The analysis of other operating expense for the years ended December 31, 2001, 2000, and 1999, are as follows:
($ in thousands)	2001	2000	1999
Advertising and Public Relations	$343	$380	$320
Armored Courier Service	222	187	170
Director Fees	218	213	229
Insurance	133	119	118
Legal and Professional	409	294	366
Postage and Shipping	273	189	210
Regulatory Assessments	130	111	90
Service Charges-Other Institutions	307	224	220
Stationery, Printing, and Supplies	426	354	363
Other	385	489	341
	$2,846	$2,560	$2,427

NOTE L
Income Taxes

     The total provision for income taxes charged to income amounted to $2.6 million for 2001, $2.1 million for 2000, and $2.1 million for 1999. The provisions represent effective tax rates of 33% for 2001, 31% for 2000, and 32% for 1999. Following is the reconciliation between income tax expense based on the federal statutory tax rates and income taxes reported in the statements of income.
($ in thousands)	2001	2000	1999
Income Taxes Based on Statutory Rates -
34% for periods shown	$2,728	$2,347	$2,288
Tax Exempt Income	(261)	(178)	(174)
Other - Net	181	(50)	45
	$2,648	$2,119	$2,159

     The components of consolidated income tax expense (benefit) are:
($ in thousands)	2001	2000	1999
Provision for Current Taxes	$2,550	$2,212	$2,461
Provision (Credit) for Deferred Taxes	98	(93)	(302)
	$2,648	$2,119	$2,159

     A net deferred income tax asset of $1.3 million and $951 thousand is included in other assets at December 31, 2001 and 2000, respectively. The Bank acquired certain deferred tax attributes and liabilities as a result of the acquisition discussed in Note B, including a net operating loss carryforward in the amount of $1.3 million. The Bank is limited to the amount it may deduct against current taxable income each year. The deferred tax provision (credit) consists of the following timing differences:
($ in thousands)	2001	2000	1999
Stock Dividends Received	$45	$28	$38
Depreciation Expense for Tax Reporting
in Excess of (Less Than) Amount for Financial Reporting	84	(27)	(5)
Provision for Loan Losses for Financial
Reporting in Excess of Amount for
Tax Reporting	35	(166)	(281)
Accretion Income for Financial Reporting
in Excess of Tax Reporting	(68)	74	1
(Increase) Decrease in Insurance Reserve	69	9	31
Increase (Decrease) in Pension Obligation	(95)	(11)	(86)
Net Operating Loss Carryforward Utilized	28	0	0
	$98	($93)	($302)

     The net deferred tax asset consists of the following components at December 31, 2001 and 2000:
($ in thousands)	2001	2000	1999
Net Operating Loss Carryforward	$475	$0	$0
Other Real Estate	12	0	0
Stock Dividends	(94)	(66)	(38)
Depreciation	(383)	(324)	(351)
Provision for Loan Losses	1,347	1,404	1,238
Accretion Income	(18)	(104)	(30)
Insurance Reserve	120	171	180
Pension Obligation	112	0	(11)
Unrealized (Gain) Loss on Securities
Available for Sale	(267)	(130)	370
Total Deferred Tax Asset	$1,304	$951	$1,358

NOTE M
Borrowings

     The Bank maintains an open line of credit with the Federal Home Loan Bank of Dallas. The total line of credit with Federal Home Loan Bank of Dallas amounts to approximately $29.3 million at December 31, 2001. The agreement provides for interest based upon the federal funds rate on short-term advances and a certain spread above the treasury yield curve for longer-term advances. Drawings on the line included in other liabilities, were $998 thousand and $1.2 million at December 31, 2001 and 2000, respectively. The line is collateralized by the Bank's investment in Federal Home Loan Bank stock and a blanket lien on qualifying loans. Qualifying loans consist of 1-4 family mortgage loans and certain small business, small farm, and small agricultural loans and totaled approximately $200 million at December 31, 2001. Principal payments required on these advances are as follows:

(in thousands)
December 31,
2002	$237
2003	247
2004	159
2005	130
2006 and thereafter	225
$998

     The Bank also maintains open lines of credit with two correspondents to assist in maintaining short-term liquidity. The agreements provide for interest based upon the federal funds rate on outstanding balances. These lines totaling $9.5 million were unfunded at December 31, 2001 and December 31, 2000. Additionally, the Bank maintains a borrowing facility with the Federal Reserve Discount Window. Any drawings on the line would be collateralized by the securities portfolio of the Bank. The line was unfunded at December 31, 2001 and 2000.

NOTE N
Commitments

     The Bank has entered into leasing agreements for a building which houses one of its full service branches and First American Agency, L.L.C. The leases, which are treated as operating leases, began February 1, 2000 and expire January 31, 2015 with two five year renewal options. The rent expense for First American Agency, L.L.C. is charged to its operating expenses. Amounts charged to the Bank's net occupancy expense associated with the leased branch amounted to $56 thousand in the year ended December 31, 2001. Future minimum rental payments required under these operating leases follow:
(in thousands)
December 31,
2002	$99
2003	99
2004	99
2005	114
2006 and thereafter	1,128
$1,539

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
     In the normal course of business, the Company has made commitments to extend credit of $26.3 million at December 31, 2001. This amount includes unfunded commitments aggregating $25.6 million and letters of credit of $662 thousand.

NOTE P
Concentrations of Credit

     The Bank's business activities are with customers in the Bank's market area, which consists primarily of the southeast region of the State of Louisiana. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The concentrations of credit by type of loan are shown in Note E. Most of the credits of the Bank are to individuals and small businesses secured by real estate. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of the Bank's legal lending limits. Included in Cash and Due from Banks, Federal Funds Sold, and Interest Bearing Deposits in Other Banks are amounts deposited in various institutions in excess of federally insured limits.

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

     Commitments to Extend Credit and Standby Letters of Credit - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the parties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit was considered insignificant.

     The estimated approximate fair values of the Bank's financial instruments as of December 31, 2001 and 2000 are as follows:

($ in thousands)	2001		2000
	Carrying		Carrying
Financial Assets:	Amount	Fair Value	Amount	Fair Value
Cash and
Short-Term Investments	$42,472	$42,472	$25,169	$25,169
Securities	124,097	124,097	92,932	92,932
Loans - Net	242,889	246,518	234,786	233,538
	$409,458	$413,087	$352,887	$351,639

Financial Liabilities:
Deposits	$378,768	$377,295	$328,903	$325,363
Other Borrowings	998	1,034	1,216	1,224
	$379,766	$378,329	$330,119	$326,587

Note R
Litigation and Contingencies

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability from such proceedings would not have a material adverse effect on the Company's financial statements.

Note S
Parent Company Financial Statements

     The financial statements for One American Corp. (Parent Company Only) are presented below:
BALANCE SHEETS
December 31, 2001 and 2000
($ in thousands)	2001	2000
Assets
Cash	$1,779	$2,232
Income Tax Receivable	104	104
Investment in Subsidiary	43,547	40,300
Total Assets	$45,430	$42,636

Liabilities
Accrued Dividend Payable	$522	$502
Payables to Subsidiary	121	123
	643	625

Stockholders' Equity
Common Stock	7,500	7,500
Surplus	5,000	5,000
Retained Earnings	35,437	31,809
Treasury Stock - 391,811 and 360,452 shares at cost	(3,150)	(2,298)
Total Stockholders' Equity	44,787	42,011
Total Liabilities and Stockholders' Equity	$45,430	$42,636

STATEMENTS OF INCOME
for the years ended December 31, 2001, 2000, and 1999
($ in thousands)	2001	2000	1999
Income
Interest Income	$33	$56	$57
Dividends from Subsidiaries	5,053	2,400	2,475
Total Income	5,086	2,456	2,532

Expenses
Operating Expenses	41	86	42
Total Expenses	41	86	42

Income before Income Taxes and Equity in
Undistributed Net Income of Subsidiaries	5,045	2,370	2,490

Income Tax Expense (Benefit)	(3)	(10)	5

Income before Equity in Undistributed
Net Income of Subsidiaries	5,048	2,380	2,485

Equity in Undistributed Net Income of Subsidiaries	328	2,404	2,084

Net Income	$5,376	$4,784	$4,569

STATEMENTS OF CASH FLOWS
for the years ended December 31, 2001, 2000, and 1999
($ in thousands)	2001	2000	1999
Cash Flows From Operating Activities:
Net Income	$5,376	$4,784	$4,569
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in Undistributed Net Income of Subsidiaries	(328)	(2,404)	(2,084)
Changes in Assets and Liabilities:
Increase (Decrease) in Payables to Subsidiaries	(2)	(46)	47
(Increase) Decrease in Income Tax Receivables	0	36	(41)
Net Cash Provided by Operating Activities	5,046	2,370	2,491

Cash Flows From Investing Activities:
Funds Used in Acquisition	(2,653)	0	0
Net Cash Used by Investing Activities	(2,653)	0	0

Cash Flows From Financing Activities:
Treasury Stock Purchased	(852)	(737)	(142)
Dividends Paid	(1,994)	(1,964)	(1,922)
Net Cash Used in Financing Activities	(2,846)	(2,701)	(2,064)

Net Increase (Decrease) in Cash	(453)	(331)	427
Cash - Beginning of Year	2,232	2,563	2,136
Cash - End of Year	$1,779	$2,232	$2,563

Noncash Financing Activities:
Dividends Declared and Not Paid	$522	$502	$494

Item 9.     Disagreements on Accounting and Financial Disclosures

     Not Applicable.

Part III

Items 10, 11, 12, and 13.

     The information required by items 10, 11, 12 and 13 is included in the Company's Proxy Statement, for the 2002 Annual Meeting of Stockholders and is incorporated herein by reference.

Part IV

Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)     Financial Statements

          1.     The financial statements of One American Corp. in the Company's 2001 Form 10-K are incorporated by reference in Item 8.

          2.     Other financial statement schedules are either omitted because they are inapplicable or included in the financial statements or related notes.

(b)     Reports on Form 8-K

          There were no Forms 8-K filed in the quarter ended December 31, 2001.

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

          23.     Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders' of One American Corp.
                                                                      52

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ONE AMERICAN CORP.

                                             /s/ Frank J. Bourgeois
                                             Frank J. Bourgeois
                                             President

                                             Dated March 14, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on March 14, 2002:

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

