Form 10-Q
period 2002-03-31
ONE AMERICAN CORP
filed 2002-05-14
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended March 31, 2002	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,603,378 shares outstanding as of May 9, 2002.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
March 31, 2002, December 31, 2001, and March 31, 2001	3

Consolidated Statements of Income
for the three month periods ended March 31, 2002 and 2001	4

Consolidated Statements of Changes in Stockholders' Equity
for the three month periods ended March 31, 2002 and 2001	5

Consolidated Statements of Cash Flows
for the three month periods ended March 31, 2002 and 2001	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three months ended March 31, 2002 and March 31, 2001	24

Interest Differentials
for the three months ended March 31, 2002 and March 31, 2001	25
Part II
Other Information

Legal Proceedings	26

Submission of Matters to a Vote of Security Holders	26

Other Information	26

Exhibits and Reports on Form 8-K	26

Management's Responsibility for Financial Reporting	27

Review by Independent Public Accountant	28

Signatures	29

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	March 31,	December 31,	March 31,
In thousands	2002	2001	2001
Assets
Cash and Due From Banks	$13,086	$15,129	$15,605
Interest Bearing Deposits in Other Banks	3,996	3,918	2,747
Federal Funds Sold and Securities
Purchased Under Resale Agreements	15,775	23,425	21,075
Securities Available for Sale (Amortized Cost of $128,352, $123,313, and $92,016, respectively)	128,626	124,097	93,196

Loans	245,387	247,864	237,428
Less: Allowance for Loan Losses	(5,171)	(4,975)	(4,616)
Loans, Net	240,216	242,889	232,812

Bank Premises and Equipment	15,017	15,559	14,255
Other Real Estate	241	611	109
Accrued Interest Receivable	2,185	2,404	2,158
Intangible Assets, Net	955	984	643
Other Equity Securities	1,611	1,571	1,377
Other Assets	2,911	2,991	3,245
Total Assets	$424,619	$433,578	$387,222

Liabilities
Deposits:
Noninterest Bearing	$71,863	$70,491	$66,383
Interest Bearing	300,253	308,277	274,161
Total Deposits	372,116	378,768	340,544

Accrued Interest Payable	1,093	1,222	1,347
Other Liabilities	6,266	8,801	2,495
Total Liabilities	379,475	388,791	344,386

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	35,654	34,919	32,416
Accumulated Other Comprehensive Income	181	518	779
Treasury Stock - 393,222, 391,811, and 380,985 shares at cost	(3,191)	(3,150)	(2,859)
Total Stockholders' Equity	45,144	44,787	42,836
Total Liabilities and Stockholders' Equity	$424,619	$433,578	$387,222
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries
for the three months ended March 31, 2002 and 2001	Unaudited	Unaudited
In thousands, except per share data	2002	2001
Interest Income
Interest and Fees on Loans	$4,907	$5,283
Interest on Securities:
Taxable Interest	1,334	1,217
Nontaxable Interest	205	190
Total Interest on Securities	1,539	1,407
Other Interest Income	121	278
Total Interest Income	6,567	6,968
Interest Expense
Interest Expense on Deposits	1,873	2,969
Interest Expense on Borrowings	14	18
Total Interest Expense	1,887	2,987

Net Interest Income	4,680	3,981

Provision for Loan Losses	275	75
Net Interest Income After
Provision for Loan Losses	4,405	3,906

Noninterest Income
Service Charges on Deposit Accounts	647	570
Gain on Securities	0	0
Gain on Purchased Assets	16	167
Other Operating Income	348	299
Total Noninterest Income	1,011	1,036
Income Before Noninterest Expense	5,416	4,942

Noninterest Expense
Salaries and Employee Benefits	1,711	1,520
Net Occupancy Expense	489	423
Equipment Expense	419	365
Net ORE and Repossession Expense	(249)	0
Other Operating Expense	1,198	595
Total Noninterest Expense	3,568	2,903
Income Before Income Tax	1,848	2,039
Applicable Income Tax	592	681
Net Income	$1,256	$1,358

Net Income Per Share	$0.48	$0.52

Cash Dividends Per Share	$0.20	$0.19
The accompanying notes are an integral part of these financial statements

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the three months ended March 31, 2002 and 2001
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity

Balances, January 1, 2002	$7,500	$5,000	$34,919	$518	($3,150)	$44,787

Comprehensive Income:
Net Income			1,256			1,256
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				(337)		(337)
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						919

Treasury Stock Purchased					(41)	(41)
Cash Dividends			(521)			(521)
Balances, March 31, 2002	7,500	5,000	35,654	181	(3,191)	45,144

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011

Comprehensive Income:
Net Income			1,358			1,358
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				527		527
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						1,885

Treasury Stock Purchased					(561)	(561)
Cash Dividends			(499)			(499)
Balances, March 31, 2001	7,500	5,000	32,416	779	(2,859)	42,836

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2002 and 2001	Unaudited	Unaudited
In thousands	2002	2001
Cash Flows From Operating Activities
Net Income	$1,256	$1,358
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(16)	(167)
Provision for Depreciation	251	221
Provision for Loan Losses	275	75
Amortization of Intangibles	19	17
Net Amortization (Accretion) on Securities	(24)	(189)
Provision (Credit) for Deferred Income Taxes	(58)	2
(Gain) Loss on Sale of Other Real Estate and Repossessions	(268)	0
Loss on Disposition of Bank Premises	447	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	219	75
(Increase) Decrease in Other Assets	281	(876)
Increase (Decrease) in Accrued Interest Payable	(129)	164
Increase (Decrease) in Other Liabilities	650	796
Net Cash Provided by Operating Activities	2,903	1,476
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	13,802	16,697
Purchases of Securities Available for Sale	(21,945)	(15,974)
Net (Increase) Decrease in Federal Funds Sold	7,650	(12,025)
Net (Increase) Decrease in Loans	2,414	1,976
Proceeds from Sale of Other Real Estate and Repossessions	638	0
Purchases of Premises and Equipment	(156)	(440)
Net Cash Provided by (Used in) Investing Activities	2,403	(9,766)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	(239)	3,748
Net Increase (Decrease) in Certificates of Deposit	(6,413)	7,893
Proceeds from Other Borrowings	0	0
Repayments of Amounts Borrowed	(56)	(55)
Dividends Paid	(522)	(502)
Treasury Stock Purchased	(41)	(561)
Net Cash Provided by (Used in) Financing Activities	(7,271)	10,523
Increase (Decrease) in Cash and Cash Equivalents	(1,965)	2,233
Cash and Cash Equivalents - Beginning of Period	19,047	16,119
Cash and Cash Equivalents - End of Period	$17,082	$18,352
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the three months ended March 31, 2002 and 2001
In thousands	2002	2001
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$0	$0
Interest Paid on Deposits	$2,002	$2,805
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$0	$90
Change in Unrealized Gain (Loss) on
Securities Available for Sale	($1,239)	$798
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	($421)	$271
Acquisitions:
Fair Value of Assets Acquired	$0	$0
Fair Value of Liabilities Assumed	$0	$0
Noncash Financing Activities:
Dividends Declared and Not Paid	$502	$498

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
March 31, 2002
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the three-month period ended March 31, 2002 are not an indication of the expected results for the annual period that ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2001.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at March 31, 2002 or 2001.

     Loans - Loans are stated at principal amounts outstanding, less the allowance for loan losses. Interest on commercial and individual loans is accrued daily based on the principal outstanding. Gain on purchased assets is recognized on acquired loans from previous bank acquisitions on a cost recovery method as principal payments are made.
     Generally, the Bank discontinues the accrual of interest income when a loan becomes 90 days past due as to principal or interest. When a loan is placed on non-accrual status, previously recognized but uncollected interest is reversed to income or charged to the allowance for loan losses. Subsequent cash receipts on non-accrual loans are accounted for on the cost recovery method until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Bank classifies loans as impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis by either the present value of the expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or based on the fair value of the collateral if the loan is collateral-dependent.

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

     Intangible Assets - Intangible assets are principally comprised of core deposit intangibles, which are amortized on a straight-line basis over terms up to fifteen years and charged to other operating expense. Intangible assets also include a favorable land lease acquired in a purchase acquisition. The lease intangible is measured at the present value of expected cash flows for a comparable lease. The lease intangible is amortized over the remaining term of the lease and charged to net occupancy expense. Management periodically evaluates whether events or circumstances have occurred that would result in impairment of value.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At March 31, 2002 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,607,331 and 2,621,251 for the three months ended March 31, 2002 and 2001, respectively.

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

     Recent Accounting Pronouncements - In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions, and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of March 31, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for the acquisition of intangibles and the manner in which intangibles should be accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations as of March 31, 2002.
                                                                                     11

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations March 31, 2002

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month periods ended March 31, 2002 and 2001. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report on Form 10-K.

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

First Quarter in Review

     For the first quarter of 2002, net income was $1.3 million compared to $1.4 million for the first quarter of 2001. Net interest income increased $700 thousand, noninterest income decreased $25 thousand, noninterest expense increased $665 thousand, and income taxes decreased $89 thousand. Earnings per common share were $0.48 and $0.52 for the first quarters of 2002 and 2001, respectively. Return on average assets on an annualized basis was 1.18% for the current quarter and 1.45% for the same quarter of 2001. Cash dividends were $0.20 per share for the current quarter and $0.19 per share for the same quarter of 2001.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.8 million, $710 thousand greater than that of the first quarter of 2001. The net interest margin

(FTE) was 4.91% for the current quarter and 4.75% for the same quarter of 2001.

     During the first quarter of 2002, in comparison with the first quarter of 2001, average loans outstanding increased $9.3 million or 3.9% to $246.3 million. Average total assets for the current quarter increased $49.8 million or 13.3% when compared to the total average assets of the first quarter of 2001.

Earnings Analysis

     Net Interest Income - The primary source of earnings for the Bank is net interest income; the difference between interest and fees generated from interest-earning assets less interest expense for interest-bearing liabilities. For analytical purposes, net interest income is presented on a tax equivalent basis, using a 34% tax rate adjusted for the Tax Equity and Fiscal Reform Act (TEFRA) interest expense exclusion. Certain earning assets are exempt from income taxes, therefore a tax equivalent adjustment is included so that tax exempt earning assets are tax equivalent and comparable with other taxable earning assets. The primary factors that affect net interest income are changes in volume and mix of earning assets and interest-bearing liabilities, along with changes in market rates.

     Net interest income (FTE) for the current quarter of 2002 was $4.8 million, 17.4% greater than the same quarter of 2001. The improvement in net interest income can mainly be attributed to the easing of market interest rates over the last twelve months, which decreased interest expense by $1.1 million. This more than offset the reduction in income from interest earning assets. See the "Interest Differentials" table for further details.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2002, average earning assets were $394.5 million, an increase of $46.9 million or 13.5% over the first quarter of 2001. The trend in earning assets over the quarters compared reflects a shift in the mix of earning assets from the loan portfolio to the securities portfolio as shown in the table "Average Earning Asset Structure". In prior quarters, the reverse of this shift had occurred. The demand for loans in the Bank's market area decreased when compared to the loan demand of one year ago. As the national economy contracted during that time, so did the level of economic activity moderate in the Bank's primary market areas. Affecting this further is uncertainty regarding future economic conditions. The average loan portfolio did increase $9.3 million or 3.9% when compared to the quarter ended March 31, 2001. However, excluding the loans acquired in a bank purchase in 2001, the average portfolio actually shrank by $13.9 million or 5.9%. During the first quarter of 2002, there have been some positive trends in underlying conditions, although a return to substantial portfolio growth is not foreseen for the near future.

     The trend over the quarters compared shows an increase in interest-bearing liabilities with growth in all categories. The Bank benefited from a relatively stable level of non-interest-bearing deposits. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the first quarter of 2002, the average yield on earning assets was 6.85% while the average cost of interest-bearing liabilities was 2.50%, producing a net interest spread (FTE) of 4.35%. The net interest margin (FTE) was 4.91% for the quarter ended March 31, 2002. In comparison, the net interest margin (FTE) for the same quarter of 2001 was 4.75%. The cost of interest-bearing liabilities during the first quarter of 2001 was 4.46%, while the yield on average earning assets was 8.23%, producing a net interest spread of 3.77%.

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

Average Earning Asset Structure	First		Fourth		First
In thousands	Quarter 2002		Quarter 2001		Quarter 2001
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets
Interest Bearing Deposits	$4,506	1.1%	$6,012	1.6%	$3,683	1.1%
Federal Funds Sold	21,486	5.4%	23,408	6.1%	14,286	4.1%
Securities
Taxable	104,278	26.4%	88,248	23.0%	76,696	22.1%
Non-Taxable	16,402	4.2%	16,349	4.3%	14,629	4.2%
Other Equity Securities	1,583	0.4%	1,545	0.4%	1,376	0.4%
Loans - Net	246,288	62.5%	248,181	64.6%	237,003	68.1%
Total Average Earning Assets	$394,543	100.0%	$383,743	100.0%	$347,673	100.0%

Average Deposit Structure	First		Fourth		First
In thousands	Quarter 2002		Quarter 2001		Quarter 2001
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits
Noninterest Bearing Deposits	$71,017	18.9%	$69,282	18.9%	$60,640	18.3%
NOW Accounts	32,980	8.8%	29,330	8.0%	24,498	7.4%
Savings Accounts	41,553	11.0%	37,458	10.2%	30,349	9.2%
Money Market Deposit Accounts	82,446	21.9%	77,850	21.2%	71,191	21.5%
Certificates of Deposits less than $100,000	120,418	32.0%	122,995	33.6%	118,191	35.7%
Total Average Core Deposits	348,414	92.6%	336,915	91.9%	304,869	92.1%
Certificates of Deposits greater than $100,000	27,893	7.4%	29,845	8.1%	26,020	7.9%
Total Average Deposits	$376,307	100.0%	$366,760	100.0%	$330,889	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	77.4%		77.5%		77.7%
Average Core Deposits
as a percentage of Total Average Assets	81.9%		81.0%		87.7%

Provision for Loan Losses

     Provision for Loan Losses was $275 thousand for the first quarter of 2002 and $75 thousand for the first quarter of 2001. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was virtually unchanged from the $1.0 million reported for the same quarter of 2001. A decrease of $151 thousand in gain on purchased assets was offset by increases in service charges on deposit accounts and other operating income.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

Noninterest Expense

     Noninterest expense was $3.6 million for the first quarter of 2002, an increase of $665 thousand or 22.9% over the same quarter of 2001. Salaries and employee benefits were $1.7 million for the current quarter compared to $1.5 million for the same of quarter of 2001. Net occupancy expense was $489 thousand for the current quarter, compared to $423 thousand for the first quarter of 2001. Net other real estate expense was a $249 thousand benefit for the quarter ended March 31, 2002. Equipment expense was $419 thousand for the current quarter compared to $365 thousand for the same quarter of 2001. Other operating expenses were $1.2 million for the first quarter of 2002, an increase of $603 thousand or 101.3% compared to the same quarter of 2001.

     Primarily accounting for the other real estate benefit was a gain on the sale of other real estate owned of $268 thousand in the current quarter of 2002. The large increase in other operating expense was mainly caused by a loss on the disposition of fixed assets of $447 thousand. The old office building in Kenner, Jefferson Parish, Louisiana, was retired. The $447 thousand represents the portion of the net book value of the older office.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $592 thousand compared to $681 thousand for the first quarter of 2001. Effective tax rates were 32.0% for the first quarter of 2002 and 33.4% for the quarter ended March 31, 2001. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $348.4 million or 92.6% of total average deposits and 81.9% of total average assets. For a comparison with prior period quarters see the table, "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Company's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at March 31, 2002; the Company's expectations of changes in net interest income are well within the Bank's interest rate risk policy limits.
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

     The Interest Rate Sensitivity Table presents the Company's interest rate sensitivity position at March 31, 2002, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets are less than its interest-bearing liabilities at the one year point in time suggesting the Company is negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Company's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank with the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
March 31, 2002
In thousands
Expected Maturity, Years Ended:
							Non-		Fair
	03/31/03	03/31/04	03/31/05	03/31/06	03/31/07	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$39,669	$14,965	$14,284	$12,206	$20,215	$25,348	$0	$126,687	$126,687
Average Interest Rates	5.59%	5.99%	5.47%	5.52%	5.36%	5.70%	0.00%	5.60%
Variable-Rate Securities	0	0	0	0	0	1,939	0	1,939	1,939
Average Interest Rates	0.00%	0.00%	0.00%	0.00%	0.00%	5.76%	0.00%	5.76%
Total Investments	39,669	14,965	14,284	12,206	20,215	27,287	0	128,626	128,626
Average Interest Rates	5.59%	5.99%	5.47%	5.52%	5.36%	5.70%	0.00%	5.60%
Loans -
Fixed-Rate Loans, Net	107,259	38,809	24,366	14,911	8,843	5,450	3,595	203,233	204,872
Average Interest Rates	8.01%	7.78%	7.53%	7.38%	7.14%	7.08%	0.00%	7.66%
Variable-Rate Loans, Net	24,580	4,015	1,471	1,013	2,790	3,114	0	36,983	37,585
Average Interest Rates	6.44%	5.50%	5.30%	5.32%	5.73%	6.89%	0.00%	6.25%
Total Loans	131,839	42,824	25,837	15,924	11,633	8,564	3,595	240,216	242,457
Average Interest Rates	7.72%	7.56%	7.40%	7.25%	6.80%	7.01%	0.00%	7.44%
Interest Bearing Deposits in
Other Banks	3,996	0	0	0	0	0	0	3,996	3,996
Average Interest Rates	1.79%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.79%
Federal Funds Sold	15,775	0	0	0	0	0	0	15,775	15,775
Average Interest Rates	1.66%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.66%
Other Assets	0						36,006	36,006
Total Assets	$191,279	$57,789	$40,121	$28,130	$31,848	$35,851	$39,601	$424,619
Liabilities
NOW and Super NOW Deposits	$9,096	$6,394	$4,601	$3,242	$2,288	$6,478	$0	$32,099	$29,449
Average Interest Rates	0.81%	0.81%	0.81%	0.81%	0.81%	0.81%	0.00%	0.81%
Insured Money Market Accounts	31,663	19,272	32,716	0	0	0	0	83,651	79,755
Average Interest Rates	1.63%	1.71%	1.75%	0.00%	0.00%	0.00%	0.00%	1.69%
Savings Deposits	12,165	8,261	5,791	4,066	2,862	7,080	0	40,225	37,829
Average Interest Rates	1.10%	1.10%	1.10%	1.10%	1.10%	1.10%	0.00%	1.10%
Variable-Rate Certificates of Deposit	2,361	1,764	1,243	877	618	1,477	0	8,340	8,053
Average Interest Rates	3.54%	3.54%	3.54%	3.54%	3.54%	3.54%	0.00%	3.54%
Certificates of Deposit	124,294	9,955	987	430	272	0	0	135,938	136,363
Average Interest Rates	3.39%	3.83%	3.99%	5.59%	3.64%	0.00%	0.00%	3.43%
Non Interest Bearing Deposits	23,770	14,598	10,167	7,080	4,931	11,317	0	71,863	71,863
Other Interest Bearing Liabilities	241	244	152	120	73	111	0.00%	941	962
Average Interest Rates	6.09%	6.08%	5.90%	5.76%	5.43%	5.43%	0.00%	5.89%
Other Liabilities	0	0	0	0	0	0	6,418	6,418
Stockholders' Equity	0	0	0	0	0	0	45,144	45,144
Total Liabilities and
Stockholders' Equity	$203,590	$60,488	$55,657	$15,815	$11,044	$26,463	$51,562	$424,619

Interest Rate Sensitivity Gap	($12,311)	($2,699)	($15,536)	$12,315	$20,804	$9,388	($11,961)	$0
Cumulative Interest Rate
Sensitivity Gap	($12,311)	($15,011)	($30,547)	($18,231)	$2,573	$11,961	$0

GAP / Assets	-2.90%	-0.64%	-3.66%	2.90%	4.90%	2.21%	-2.82%
Cumulative GAP / Assets	-2.90%	-3.54%	-7.19%	-4.29%	0.61%	2.82%	0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at March 31, 2002 and 2001, were $23.8 million and $21.2 million, respectively. The Bank had letters of credit of $635 thousand issued at March 31, 2002 and $500 thousand at March 31, 2001. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At March 31, 2002, the available portion of these credit lines was $72 thousand compared to $192 thousand at March 31, 2001. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $8.4 million at March 31, 2002 and $5.6 million at March 31, 2001. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $5.2 million at March 31, 2002, or 2.11%, of loans outstanding. At March 31, 2001, the Allowance for Loan Losses was $4.6 million, or 1.94%, of loans outstanding. Net charge-offs (recoveries) were $79 thousand for the current quarter, versus ($76) thousand for the same quarter of 2001. Gross charge-offs as a percentage of average loans were.06% and (.03%) in the first quarters of 2002 and 2001, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 46.3% versus 207.4% for the same quarter of 2001.

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

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at March 31, 2002 and 2001 were $293 thousand and $263 thousand, respectively. Impaired loans having recorded investments of $6.0 million at March 31, 2002 compared to $4.2 million at March 31, 2001 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.2 million at March 31, 2002 compared to $1.0 million at March 31, 2001. Interest received on impaired loans amounted to $92 thousand at March 31, 2002 compared to $87 thousand at March 31, 2001. Non-accrual loans not included in impaired loans were immaterial at March 31, 2002 and 2001.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $241 thousand at March 31, 2002 and $109 thousand at the close of the first quarter of 2001. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at March 31, 2002 and 2001.

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

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios" below, the Company's ratios for the reporting periods exceed regulatory minimums. Capital Ratios for the Bank at March 31, 2002 are not materially different.

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $2.6 million. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

Capital Adequacy Ratios
In Thousands			March 31,	December 31,	March 31,
			2002	2001	2001
Tier 1 Capital:
Stockholders' Equity			$44,008	$43,285	$41,415
Tier 2 Capital:
Allowance for Loan Losses			3,129	3,183	2,918
Total Capital			$47,137	$46,468	$44,333

Risk-Weighted Ratios:
Tier 1 Capital			17.7%	17.1%	17.9%
Total Capital			19.0%	18.4%	19.1%
Leverage Ratio			10.4%	10.4%	11.0%
Stockholders' Equity			10.4%	10.0%	10.7%

Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
						Equity

AVERAGE BALANCE SHEETS AND INTEREST RATES ANALYSIS
In thousands

	First Quarter 2002				Fourth Quarter 2001		First Quarter 2001
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest Bearing Deposit Accounts	$4,506	$20	1.79%	$6,012	$40	2.64%	$3,683	$63	6.94%
Federal Funds Sold and Securities
Purchased under Resale Agreements	21,486	88	1.66%	23,408	132	2.24%	14,286	192	5.45%
Securities:
Taxable	104,278	1,334	5.19%	88,248	1,185	5.33%	76,696	1,217	6.44%
Non-Taxable*	16,402	306	7.56%	16,349	311	7.54%	14,629	280	7.76%
Other Equity Securities	1,583	13	3.29%	1,545	13	3.34%	1,376	23	6.78%
Loans - Net	246,288	4,907	8.08%	248,181	5,477	8.76%	237,003	5,283	9.04%
Total Earning Assets	394,543	$6,668	6.85%	383,743	$7,158	7.40%	347,673	$7,058	8.23%
Allowance for Loan Losses	(5,072)			(4,830)			(4,566)
Nonearning Assets	36,102			36,954			32,678
Total Assets	$425,573			$415,867			$375,785

Liabilities and Stockholders' Equity
NOW Accounts	$32,980	$66	0.82%	$29,330	$81	1.10%	$24,498	$120	1.99%
Savings Accounts	41,553	116	1.13%	37,458	76	0.80%	30,349	189	2.53%
Money Market Deposit Accounts	82,446	345	1.69%	77,850	379	1.93%	71,191	632	3.60%
Certificates of Deposits less than $100,000	120,418	1,106	3.73%	122,995	1,512	4.88%	118,191	1,659	5.69%
Certificates of Deposits greater than $100,000	27,893	239	3.47%	29,845	222	2.95%	26,020	369	5.75%
Total Interest Bearing Deposits	305,290	1,873	2.49%	297,478	2,270	3.03%	270,249	2,969	4.46%
Other Borrowings	967	14	6.01%	1,022	15	5.82%	1,184	18	6.17%
Total Interest Bearing Liabilities	306,257	$1,887	2.50%	298,500	$2,285	3.04%	271,433	$2,987	4.46%
Noninterest Bearing Deposits	71,017			69,282			60,640
Other Liabilities	3,683			4,071			1,809
Stockholders' Equity	44,616			44,014			41,903
Total Liabilities and Stockholders' Equity	$425,573			$415,867			$375,785

Net Interest Income - Tax Equivalent Basis*		$4,781			$4,873			$4,071
Tax Equivalent Adjustment		(100)			(101)			(90)
Net Interest Income		$4,681			$4,771			$3,981

Net Interest Income - Spread*			4.35%			4.36%			3.77%

Net Interest Income as a % of Total Earning Assets*			4.91%			5.04%			4.75%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
	First Quarter 2002			First Quarter 2002
	vs			vs
	Fourth Quarter 2001			First Quarter 2001

	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest Bearing Deposit Accounts	($10)	($10)	($20)	$14	($57)	($43)
Federal Funds Sold	(11)	(33)	(44)	97	(201)	(104)
Securities:
Taxable	215	(66)	149	438	(321)	117
Non-Taxable*	1	(6)	(5)	34	(8)	26
Other Equity Securities	0	0	0	3	(13)	(10)
Loans	(42)	(528)	(570)	207	(583)	(376)
Total Interest Income	$153	($643)	($490)	$793	($1,183)	($390)

Interest Bearing Liabilities:
NOW Accounts	10	(25)	(15)	42	(96)	(54)
Savings Accounts	8	32	40	70	(143)	(73)
Money Market Deposit Accounts	22	(57)	(35)	100	(388)	(288)
Certificates of Deposits less than $100,000	(32)	(372)	(404)	31	(584)	(551)
Certificates of Deposits greater than $100,000	(15)	32	17	27	(157)	(130)
Other Borrowings	(1)	0	(1)	(3)	1	(2)
Total Interest Expense	($8)	($390)	($398)	$267	($1,367)	($1,100)
Increase (Decrease) in
Interest Differential	$161	($253)	($92)	$526	$184	$710

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

     The financial statements as of December 31, 2001 were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion. The financial statements as of March 31, 2002 were reviewed by Hannis T. Bourgeois, LLP.

Independent Accountant's Report

May 1, 2002

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of March 31, 2002 and 2001 and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows for the three month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 16, 2002 on the Consolidated Balance Sheet of One American Corp. and Subsidiary as of December 31, 2001.

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

/s/ Hannis T. Bourgeopis, LLP
HANNIS T. BOURGEOIS, LLP
Baton Rouge, Louisiana

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

One American Corp.

By: /s/ Frank J. Bourgeois
    Frank J. Bourgeois, President

May 9, 2002
Date

