Form 10-Q
period 2002-06-30
ONE AMERICAN CORP
filed 2002-08-14
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended June 30, 2002	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,603,378 shares outstanding as of August 8, 2002.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
June 30, 2002, December 31, 2001, and June 30, 2001	3

Consolidated Statements of Income
for the three and six month periods ended June 30, 2002 and 2001	4

Consolidated Statements of Changes in Stockholders' Equity
for the six month periods ended June 30, 2002 and 2001	5

Consolidated Statements of Cash Flows
for the six month periods ended June 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three and six months ended June 30, 2002 and June 30, 2001	24

Interest Differentials
for the three and six months ended June 30, 2002 and June 30, 2001	25
Part II
Other Information

Legal Proceedings	26

Submission of Matters to a Vote of Security Holders	26

Other Information	27

Exhibits and Reports on Form 8-K	27

Management's Responsibility for Financial Reporting	28

Review by Independent Public Accountant	29

Signatures	30

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	June 30,	December 31,	June 30,
In thousands	2002	2001	2001
Assets
Cash and Due From Banks	$13,915	$15,129	$15,089
Interest Bearing Deposits in Other Banks	6,237	3,918	3,163
Federal Funds Sold and Securities Purchased Under Resale Agreements	7,000	23,425	20,849
Securities Available for Sale (Amortized Cost of $122,621, $123,313 and $97,070, respectively)	124,679	124,097	98,285

Loans	249,887	247,864	261,146
Less: Allowance for Loan Losses	(4,966)	(4,975)	(4,907)
Loans, Net	244,921	242,889	256,239

Bank Premises and Equipment	15,794	15,559	15,552
Other Real Estate	4	611	113
Accrued Interest Receivable	2,273	2,404	2,570
Intangible Assets, Net	926	984	626
Other Equity Securities	1,587	1,571	1,542
Other Assets	2,677	2,991	3,412
Total Assets	$420,013	$433,578	$417,440

Liabilities
Deposits:
Noninterest Bearing	$71,192	$70,491	$64,940
Interest Bearing	298,614	308,277	305,046
Total Deposits	369,806	378,768	369,986

Accrued Interest Payable	981	1,222	1,753
Other Liabilities	1,974	8,801	2,030
Total Liabilities	372,761	388,791	373,769

Stockholders' Equity
Common Stock-$2.50 par value; Authorized-10,000,000 shares; Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	36,689	34,919	33,306
Accumulated Other Comprehensive Income	1,358	518	802
Treasury Stock - 396,622, 391,811, and 350,723 shares at cost	(3295)	(3150)	(2937)
Total Stockholders' Equity	47,252	44,787	43,671
Total Liabilities and Stockholders' Equity	$420,013	$433,578	$417,440
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income
One American Corp. and Subsidiaries	Three Months Ended		Six Months Ended
for the three and six month periods ended June 30, 2002 and 2001	Unaudited	Unaudited	Unaudited	Unaudited
In thousands, except per share data	2002	2001	2002	2001
Interest Income
Interest and Fees on Loans	$4,849	$5,408	$9,756	$10,691
Interest on Securities:
Taxable Interest	1,363	1,238	2,697	2,455
Nontaxable Interest	226	225	431	415
Total Interest on Securities	1,589	1,463	3,128	2,870
Other Interest Income	79	245	200	523
Total Interest Income	6,517	7,116	13,084	14,084
Interest Expense
Interest Expense on Deposits	1,680	2,929	3,553	5,898
Interest Expense on Borrowings	14	17	28	35
Total Interest Expense	1,694	2,946	3,581	5,933

Net Interest Income	4,823	4,170	9,503	8,151

Provision for Loan Losses	150	100	425	175
Net Interest Income After
Provision for Loan Losses	4,673	4,070	9,078	7,976

Noninterest Income
Service Charges on Deposit Accounts	665	647	1,312	1,217
Gain on Securities	10	0	10	0
Gain on Purchased Assets	117	203	133	370
Other Operating Income	320	258	668	557
Total Noninterest Income	1,112	1,108	2,123	2,144
Income Before Noninterest Expense	5,785	5,178	11,201	10,120

Noninterest Expense
Salaries and Employee Benefits	1,783	1,637	3,494	3,157
Net Occupancy Expense	505	440	994	863
Net ORE and Repossession Expense	(68)	10	(317)	10
Equipment Expense	213	365	632	730
Other Operating Expense	987	641	2,185	1,236
Total Noninterest Expense	3,420	3,093	6,988	5,996
Income Before Income Tax	2,365	2,085	4,213	4,124
Applicable Income Tax	808	699	1,400	1,380
Net Income	$1,557	$1,386	$2,813	$2,744

Net Income Per Share	$0.60	$0.53	1.08	1.05

Cash Dividends Per Share	$0.20	$0.19	$0.40	$0.38
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the six months ended June 30, 2002 and 2001
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity

Balances, January 1, 2002	$7,500	$5,000	$34,919	$518	($3,150)	$44,787

Comprehensive Income:
Net Income			2,813			2,813
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gain (Loss)on Securities Available for Sale
				830		830
Reclassification Adjustments				10		10
Total Comprehensive Income						3,653

Treasury Stock Purchased					(145)	(145)
Cash Dividends			(1,043)			(1,043)
Balances, June 30, 2002	7,500	5,000	36,689	1,358	(3,295)	47,252

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011

Comprehensive Income:
Net Income			2,744			2,744
Other Comprehensive Income, Net of Tax:
Net Change in Unrealized Gain (Loss)on Securities Available for Sale
				550		550
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						3,294

Treasury Stock Purchased					(639)	(639)
Cash Dividends			(995)			(995)
Balances, June 30, 2001	7,500	5,000	33,306	802	(2,937)	43,671
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2002 and 2001	Unaudited	Unaudited
In thousands	2002	2001
Cash Flows From Operating Activities
Net Income	$2,813	$2,744
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Gain on Purchased Assets	(133)	(370)
Provision for Depreciation	490	452
Provision for Loan Losses	425	175
Amortization of Intangibles	37	34
Net Amortization (Accretion) on Securities	(42)	(324)
Provision (Credit) for Deferred Income Taxes	13	8
(Gain) Loss on Sale of Other Real Estate and Repossessions	(268)	0
Loss on Disposition of Bank Premises	447	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	131	(337)
(Increase) Decrease in Other Assets	(127)	(1,225)
Increase (Decrease) in Accrued Interest Payable	(241)	570
Increase (Decrease) in Other Liabilities	371	591
Net Cash Provided by Operating Activities	3,916	2,318
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	22,480	34,218
Purchases of Securities Available for Sale	(28,831)	(38,414)
Net (Increase) Decrease in Federal Funds Sold	16,425	(11,799)
Net (Increase) Decrease in Loans	(2,324)	(21,558)
Proceeds from Sale of Other Real Estate and Repossessions	875	0
Purchases of Premises and Equipment	(1,173)	(1,968)
Net Cash Provided by (Used in) Investing Activities	7,452	(39,521)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	1,546	16,192
Net Increase (Decrease) in Certificates of Deposit	(10,508)	24,891
Proceeds from Other Borrowings	0	0
Repayments of Amounts Borrowed	(113)	(107)
Dividends Paid	(1,043)	(1,000)
Treasury Stock Purchased	(145)	(640)
Net Cash Provided by (Used in) Financing Activities	(10,263)	39,336
Increase (Decrease) in Cash and Cash Equivalents	1,105	2,133
Cash and Cash Equivalents - Beginning of Period	19,047	16,119
Cash and Cash Equivalents - End of Period	$20,152	$18,252
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the six months ended June 30, 2002 and 2001
In thousands	2002	2001
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$1,373	$1,391
Interest Paid on Deposits	$3,794	$5,328
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$0	$0
Change in Unrealized Gain (Loss) on
Securities Available for Sale	$1,239	$833
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$421	$283
Acquisitions:
Fair Value of Assets Acquired	$0	$0
Fair Value of Liabilities Assumed	$0	$0
Noncash Financing Activities:
Dividends Declared and Not Paid	$521	$497

Notes to Consolidated Financial Statements
June 30, 2002
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the six-month period ended June 30, 2002 are not an indication of the expected results for the annual period that ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2001.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at June 30, 2002 or 2001.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At June 30, 2002 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,603,734 and 2,616,901 for the three months ended June 30, 2002 and 2001, respectively, and 2,605,523 and 2,619,263 for the six months ended June 30, 2002 and 2001, respectively.

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

     Recent Accounting Pronouncements - In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions, and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of June 30, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for the acquisition of intangibles and the manner in which intangibles should be accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations as of June 30, 2002.

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations June 30, 2002

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and six-month periods ended June 30, 2002 and 2001. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report on Form 10-K.

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

Second Quarter in Review

     For the second quarter of 2002, net income was $1.6 million compared to $1.4 million for the second quarter of 2001. Net interest income increased $653 thousand, noninterest income remained virtually unchanged at a $4 thousand increase, noninterest expense increased $327 thousand, and income taxes increased $109 thousand. Earnings per common share were $0.60 and $0.53 for the second quarters of 2002 and 2001, respectively. Return on average assets on an annualized basis was 1.49% for the current quarter and 1.41% for the same quarter of 2001. Cash dividends were $0.20 per share for the current quarter and $0.19 per share for the same quarter of 2001.

     For the first six months of 2002, net income was $2.8 million compared to $2.7 million for the same period of 2001. Earnings per common share were $1.08 and $1.05 for the first six months of 2002 and 2001, respectively. Return on average assets on an annualized basis was 1.33% and 1.39% for the six-month periods ended June 30, 2002 and 2001, respectively. For the same periods, return on average equity on an annualized basis was 12.6% and 12.7%, respectively. Cash dividends were $0.40 and $0.38 per share, respectively, for the six-month periods ended June 30, 2002 and 2001.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.9 million, $660 thousand greater than that of the second quarter of 2001. The net interest margin (FTE) was 5.08% for the current quarter and 4.91% for the same quarter of 2001. For the six months ended June 30, 2002, net interest income (FTE) was $9.7 million compared to $8.3 million for the same period of 2001. The net interest margin (FTE) was 5.00% and 4.73%, respectively.

     During the second quarter of 2002, in comparison with the second quarter of 2001, average loans outstanding increased $2.4 million or 1.0% to $247.5 million. Average total assets for the current quarter increased $24.7 million or 6.3% when compared to the total average assets of the second quarter of 2001. Comparing the six months ended June 30, 2002 to the six months ended June 30, 2001 shows an increase in average loans of $5.8 million or 2.4% to a level of $246.9 million. Average assets over the same periods increased $37.0 million or 9.6% to $421.8 million.

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

     Net interest income (FTE) for the current quarter of 2002 was $4.9 million, 15.4% greater than the same quarter of 2001. The improvement in net interest income can mainly be attributed to the easing of market interest rates over the last twelve months, which decreased interest expense, by $1.3 million. This offset the $599 thousand reduction in income from interest earning assets. Net interest income (FTE) for the first six months of 2002 was $9.7 million, 16.4% greater than the same period of 2001. Again, the improvement in net interest income can be attributed to the larger reduction in interest expense due to overall rate changes overcoming the effect of the growth in average deposits over the periods...See the "Interest Differentials" table for further details.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2002, average earning assets were $389.1 million, an increase of $25.0 million or 6.9% over the second quarter of 2001. The trend in earning assets over the quarters compared reflects a shift in the mix of earning assets from the loan portfolio to the securities portfolio as shown in the table "Average Earning Asset Structure". The ratio of loans to earning assets has dropped from 67.3% at June 30, 2001 to 63.6% at June 30, 2002. In prior quarters, the reverse of this shift was the case. The demand for loans in the Bank's market area decreased when compared to the loan demand of one year ago. As the national economy's rate of growth decreased during that time, so did the level of economic activity moderate in the Bank's primary market areas. Affecting this further is the continuing uncertainty regarding future economic conditions. The average loan portfolio did increase $2.4 million or 1.0% when compared to the quarter ended June 30, 2001. During the second quarter of 2002, there have been some positive trends in underlying conditions, although a return to substantial portfolio growth is not foreseen for the near future.

     Average deposits increased $23.4 million from the second quarter of 2001 to the second quarter of 2002. However, average certificates of deposit decreased $12.7 million during the same period. As the demand for loans and available yields on investments decreased over the periods, the Bank lowered the rates paid on certificates of deposit to reflect its funding needs. The Bank benefited from an increasing level of non-interest-bearing deposits. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the second quarter of 2002, the average yield on earning assets was 6.83% while the average cost of interest-bearing liabilities was 2.26%, producing a net interest spread (FTE) of 4.57%. The net interest margin (FTE) was 5.08% for the quarter ended June 30, 2002. In comparison, the net interest margin (FTE) for the same quarter of 2001 was 4.71%. The cost of interest-bearing liabilities during the second quarter of 2001 was 4.14%, while the yield on average earning assets was 7.95%, producing a net interest spread of 3.82%. For the six-month period ended June 30, 2002, the average yield on earning assets was 6.84% while the average cost of interest-bearing liabilities was 2.38%, producing a net interest spread (FTE) of 4.46%. The net interest margin (FTE) was 5.00% for the first six months of 2002. In comparison, the net interest margin (FTE) for the same period of 2001 was 4.73%. The cost of interest-bearing liabilities during the first six months of 2001 was 4.29%, while the yield on average earning assets was 8.09%, producing a net interest spread of 3.79%.

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

Average Earning Asset Structure	Second		First		Second
In thousands	Quarter 2002		Quarter 2002		Quarter 2001
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets
Interest Bearing Deposits in Other Banks	$4,155	1.1%	$4,506	1.1%	$2,564	0.7%
Federal Funds Sold	11,021	2.8%	21,486	5.4%	17,095	4.7%
Securities
Taxable	106,569	27.4%	104,278	26.4%	80,436	22.1%
Non-Taxable	18,314	4.7%	16,402	4.2%	17,446	4.8%
Other Equity Securities	1,593	0.4%	1,583	0.4%	1,443	0.4%
Loans - Net	247,457	63.6%	246,288	62.5%	245,094	67.3%
Total Average Earning Assets	$389,109	100.0%	$394,543	100.0%	$364,078	100.0%

Average Deposit Structure	Second		First		Second
In thousands	Quarter 2002		Quarter 2001		Quarter 2001
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits
Noninterest Bearing Deposits	$71,487	19.3%	$71,017	18.9%	$62,868	18.1%
NOW Accounts	31,017	8.4%	32,980	8.8%	25,419	7.3%
Savings Accounts	41,162	11.1%	41,553	11.0%	33,464	9.6%
Money Market Deposit Accounts	85,145	23.0%	82,446	21.9%	70,875	20.4%
Certificates of Deposits less than $100,000	115,084	31.0%	120,418	32.0%	126,048	36.4%
Total Average Core Deposits	343,895	92.8%	348,414	92.6%	318,674	91.8%
Certificates of Deposits greater than $100,000	26,813	7.2%	27,893	7.4%	28,586	8.2%
Total Average Deposits	$370,708	100.0%	$376,307	100.0%	$347,260	100.0%

Average Interest Bearing Deposits as a percentage of Average Earning Assets
	76.9%		77.4%		78.1%

Average Core Deposits as a percentage of Total Average Assets
	82.1%		81.9%		87.5%

Provision for Loan Losses

     Provision for Loan Losses was $150 thousand for the second quarter of 2002 and $100 thousand for the second quarter of 2001. For the six-month periods ended June 30, 2002 and 2001, Provisions for Loan Losses were $425 thousand and $175 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was virtually unchanged from the $1.1 million reported for the same quarter of 2001. A decrease of $86 thousand in gain on purchased assets was offset by increases in service charges on deposit accounts and other operating income. For the six-month period ended June 30, 2002, noninterest income was also virtually unchanged from the $2.1 million reported for the same period in 2001. Again, the decrease in gain on purchased assets was offset by increases in service charges on deposit accounts and other operating income.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

Noninterest Expense

     Noninterest expense was $3.4 million for the second quarter of 2002, an increase of $327 thousand or 10.6% over the same quarter of 2001. Salaries and employee benefits were $1.8 million for the current quarter compared to $1.6 million for the same of quarter of 2001. Net occupancy expense was $505 thousand for the current quarter, compared to $440 thousand for the first quarter of 2001. Net other real estate expense was a $68 thousand benefit for the quarter ended June 30, 2002. Equipment expense was $213 thousand for the current quarter compared to $365 thousand for the same quarter of 2001. Other operating expenses were $987 thousand for the second quarter of 2002, an increase of $346 thousand or 54.0% compared to the same quarter of 2001.

     For the six-month period ended June 30, 2002, noninterest expense was $7.0 million, an increase of $992 thousand or 16.5% over the same period of 2001. Salaries and employee benefits were $3.5 million for the current period compared to $3.2 million for the same period in 2001. Net occupancy expense was $994 thousand for the current six months, compared to $863 thousand for the first six months of 2001. Net other real estate expense was a $317 thousand benefit for the six months ended June 30, 2002. Other operating expenses were $2.2 million for the current period, an increase of $949 thousand or 76.8% compared to the same period of 2001.

     Primarily accounting for the other real estate benefit were gains on the sale of other real estate owned of $342 thousand in the current period of 2002. Contributing to the large increase in other operating expense was a loss on the disposition of fixed assets of $447 thousand. The old office building in Kenner, Jefferson Parish, Louisiana, was retired. The $447 thousand represents the portion of the net book value of the older office.

     It should be noted that the Company acquired Schwegmann Bank and Trust Company (Schwegmann) in the second quarter of 2001. The transaction was accounted for with "purchase accounting" as detailed in the Form 10K for the year ended December 31, 2001. The operating income and expenses of Schwegmann for the month of June 2001 only were included in the results for the respective periods ending June 30, 2001. For the respective periods ending June 30, 2002, the merged effects of Schwegmann are included for the entire periods.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $808 thousand compared to $699 thousand for the second quarter of 2001. Effective tax rates were 34.2% for the second quarter of 2002 and 33.5% for the quarter ended June 30, 2001. For the six months ended June 30, 2002 and 2001 effective tax rates were 33.2% and 33.5%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $343.9 million or 92.8% of total average deposits and 82.1% of total average assets. For a comparison with prior period quarters see the table, "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Company's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at June 30, 2002; the Company's expectations of changes in net interest income are well within the Bank's interest rate risk policy limits.
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
     The Interest Rate Sensitivity Table presents the Company's interest rate sensitivity position at June 30, 2002, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets are less than its interest-bearing liabilities at the one year point in time suggesting the Company is negatively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Company's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank with the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
June 30, 2002
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	06/30/03	06/30/04	06/30/05	06/30/06	06/30/07	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$38,116	$16,573	$11,806	$12,315	$22,604	$21,461	$0	$122,875	$122,875
Average Interest Rates	5.49%	5.74%	5.54%	5.53%	5.43%	5.51%	0.00%	5.53%
Variable-Rate Securities	0	0	0	0	0	1,804	0	1,804	1,804
Average Interest Rates	0.00%	0.00%	0.00%	0.00%	0.00%	5.03%	0.00%	5.03%
Total Investments	38,116	16,573	11,806	12,315	22,604	23,265	0	124,679	124,679
Average Interest Rates	5.49%	5.74%	5.54%	5.53%	5.43%	5.47%	0.00%	5.52%
Loans -
Fixed-Rate Loans, Net	112,063	40,477	26,381	16,866	8,847	4,999	2,225	211,858	213,075
Average Interest Rates	7.64%	7.53%	7.33%	7.20%	6.99%	6.86%	0.00%	7.42%
Variable-Rate Loans, Net	23,259	4,192	794	1,392	2,550	876	0	33,063	33,431
Average Interest Rates	6.28%	5.50%	5.26%	5.35%	5.71%	6.63%	0.00%	6.08%
Total Loans	135,322	44,669	27,175	18,258	11,397	5,875	2,225	244,921	246,506
Average Interest Rates	7.40%	7.34%	7.27%	7.06%	6.70%	6.83%	0.00%	7.24%
Interest bearing Deposits in Other Banks	6,237	0	0	0	0	0	0	6,237	6,237
Average Interest Rates	1.70%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.70%
Federal Funds Sold	7,000	0	0	0	0	0	0	7,000	7,000
Average Interest Rates	1.72%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.72%
Other Assets	0						37,176	37,176
Total Assets	$186,675	$61,242	$38,981	$30,573	$34,001	$29,140	$39,401	$420,013
Liabilities
NOW and Super NOW Deposits	$8,856	$6,225	$4,480	$3,157	$2,228	$6,307	$0	$31,253	$30,138
Average Interest Rates	7.94%	7.94%	7.94%	7.94%	7.94%	7.94%	0.00%	7.94%
Insured Money Market Accounts	32,437	19,801	33,743	0	0	0	0	85,981	84,973
Average Interest Rates	1.65%	1.72%	1.77%	0.00%	0.00%	0.00%	0.00%	1.71%
Savings Deposits	12,459	8,461	5,931	4,164	2,931	7,251	0	41,197	40,703
Average Interest Rates	1.10%	1.10%	1.10%	1.10%	1.10%	1.10%	0.00%	1.10%
Variable-Rate Certificates of Deposit	2,395	1,789	1,261	889	627	1,498	0	8,459	8,491
Average Interest Rates	3.41%	3.41%	3.41%	3.41%	3.41%	3.41%	0.00%	3.41%
Certificates of Deposit	111,609	16,166	1,800	271	1,878	0	0	131,724	132,119
Average Interest Rates	3.00%	3.60%	4.22%	5.32%	4.60%	0.00%	0.00%	3.12%
Non Interest Bearing Deposits	23,540	14,463	10,072	7,015	4,886	11,216	0	71,192	71,192
Other Interest Bearing Liabilities	242	226	138	99	71	108	0.00%	884	912
Average Interest Rates	6.10%	6.08%	5.85%	5.68%	5.43%	5.43%	0.00%	5.87%
Other Liabilities	0	0	0	0	0	0	2,071	2,071
Stockholders' Equity	0	0	0	0	0	0	47,252	47,252
Total Liabilities and
Stockholders' Equity	$191,538	$67,131	$57,425	$15,595	$12,621	$26,380	$49,323	$420,013

Interest Rate Sensitivity Gap	($4,863)	($5,889)	($18,444)	$14,978	$21,380	$2,760	($9,922)	$0
Cumulative Interest Rate
Sensitivity Gap	($4,863)	($10,752)	($29,196)	($14,218)	$7,162	$9,922	$0

GAP / Assets	-1.16%	-1.40%	-4.39%	3.57%	5.09%	0.66%	-2.37%
Cumulative GAP / Assets	-1.16%	-2.56%	-6.95%	-3.38%	1.71%	2.37%	0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at June 30, 2002 and 2001, were $21.5 million and $22.7 million, respectively. The Bank had letters of credit of $629 thousand issued at June 30, 2002 and $706 thousand at June 30, 2001. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At June 30, 2002, the available portion of these credit lines was $72 thousand compared to $183 thousand at June 30, 2001. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $9.4 million at June 30, 2002 and $7.3 million at June 30, 2001. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $5.0 million at June 30, 2002, or 1.99%, of loans outstanding. At June 30, 2001, the Allowance for Loan Losses was $4.9 million, or 1.88%, of loans outstanding. Net charge-offs (recoveries) were $355 thousand for the current quarter, versus $43 thousand for the same quarter of 2001. Gross charge-offs as a percentage of average loans were.16% and .02% in the second quarters of 2002 and 2001, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 12.8% versus 20.4% for the same quarter of 2001. For the six months ended June 30, 2002, net charge-offs (recoveries) were $434 thousand, versus $33 thousand for the same period in 2001. Gross charge-offs as a percentage of average loans were .22% and 07%, respectively for the first six months of 2002 and 2001. Recoveries as a percentage of gross charge-offs were 21.7% and 121.8% for the six months ended June 30, 2002 and 2001, respectively.

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

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at June 30, 2002 and 2001 were $256 thousand and $185 thousand, respectively. Impaired loans having recorded investments of $9.1 million at June 30, 2002 compared to $6.2 million at June 30, 2001 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.7 million at June 30, 2002 compared to $1.5 million at June 30, 2001. Interest received on impaired loans amounted to $309 thousand at June 30, 2002 compared to $231 thousand at June 30, 2001. Non-accrual loans not included in impaired loans were immaterial at June 30, 2002 and 2001.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $4 thousand at June 30, 2002 and $113 thousand at the close of the second quarter of 2001. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at June 30, 2002 and $18 thousand at June 30, 2001.

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

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios" below, the Company's ratios for the reporting periods exceed regulatory minimums. Capital Ratios for the Bank at June 30, 2002 are not materially different.

Capital Adequacy Ratios
In Thousands			June 30,	December 31,	June 30,
			2002	2001	2001
Tier 1 Capital:
Stockholders' Equity			$44,968	$43,285	$41,550
Tier 2 Capital:
Allowance for Loan Losses			3,151	3,183	3,179
Total Capital			$48,119	$46,468	$44,729

Risk-Weighted Ratios:
Tier 1 Capital			18.0%	17.1%	16.2%
Total Capital			19.2%	18.4%	17.4%
Leverage Ratio			10.8%	10.4%	10.6%
Stockholders' Equity			10.7%	10.0%	10.0%
Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
						Equity

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $3.1 million. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	Second Quarter 2002			First Quarter 2002			Second Quarter 2001
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$4,155	$16	1.54%	$4,506	$20	1.80%	$2,564	$37	5.79%
Federal Funds Sold and Securities
Purchased under Resale Agreements	11,021	51	1.86%	21,486	88	1.66%	17,095	189	4.43%
Securities:
Taxable	106,569	1,363	5.13%	104,278	1,334	5.19%	80,436	1,238	6.17%
Non-Taxable*	18,314	335	7.33%	16,402	306	7.57%	17,446	328	7.53%
Other Equity Securities	1,593	12	3.02%	1,583	13	3.33%	1,443	18	5.00%
Loans - Net	247,457	4,849	7.86%	246,288	4,907	8.08%	245,094	5,408	8.85%
Total Earning Assets	$389,109	$6,626	6.83%	394,543	$6,668	6.85%	364,078	$7,218	7.95%
Allowance for Loan Losses	(5013)			(5072)			(4703)
Nonearning Assets	34,604			36,102			34,586
Total Assets	$418,700			$425,573			$393,961

Liabilities and Stockholders' Equity
NOW Accounts	$31,017	$60	0.78%	$32,980	$66	0.81%	$25,419	$118	1.86%
Savings Accounts	41,162	112	1.09%	41,553	116	1.13%	33,464	208	2.49%
Money Market Deposit Accounts	85,145	370	1.74%	82,446	345	1.70%	70,875	260	1.47%
Certificates of Deposits less than $100,000	115,084	928	3.23%	120,418	1,106	3.72%	126,048	1,952	6.21%
Certificates of Deposits greater than $100,000	26,813	210	3.14%	27,893	240	3.47%	28,586	391	5.49%
Total Interest-Bearing Deposits	299,221	1,680	2.25%	305,290	1,873	2.49%	284,392	2,929	4.13%
Other Borrowings	906	14	6.20%	967	14	5.87%	1,130	17	6.03%
Total Interest-Bearing Liabilities	300,127	$1,694	2.26%	306,257	$1,887	2.50%	285,522	$2,946	4.14%
Non Interest-Bearing Deposits	71,487			71,017			62,868
Other Liabilities	1,657			3,683			2,197
Stockholders' Equity	45,429			44,616			43,374
Total Liabilities and Stockholders' Equity	$418,700			$425,573			$393,961

Net Interest Income - Tax Equivalent Basis*		$4,932			$4,781			$4,272
Tax Equivalent Adjustment		(109)			(100)			(102)
Net Interest Income		$4,823			$4,681			$4,170

Net Interest Income - Spread*			4.57%			4.35%			3.82%

Net Interest Income as a % of Total Earning Assets*			5.08%			4.91%			4.71%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
	Six Months Ended			Six Months Ended
	June 30, 2002			June 30, 2001
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$4,330	$36	1.68%	$3,121	$100	$0
Federal Funds Sold and Securities
Purchased under Resale Agreements	16,225	139	1.73%	15,693	381	4.90%
Securities:
Taxable	105,430	2,697	5.16%	78,575	2,455	6.30%
Non-Taxable*	17,363	638	7.41%	16,045	603	7.58%
Other Equity Securities	1,588	25	3.17%	1,409	41	5.87%
Loans - Net	246,875	9,756	7.97%	241,050	10,692	8.94%
Total Earning Assets	391,811	$13,291	6.84%	355,893	$14,272	8.09%
Allowance for Loan Losses	(5042)			(4,637)
Nonearning Assets	35,046			33,489
Total Assets	$421,815			$384,745

Liabilities and Stockholders' Equity
NOW Accounts	$31,993	$126	0.79%	$24,954	$238	$0
Savings Accounts	41,356	228	1.11%	31,911	397	2.51%
Money Market Deposit Accounts	83,804	715	1.72%	71,031	1,132	3.21%
Certificates of Deposits less than $100,000	117,734	2,035	3.49%	122,319	3,371	5.56%
Certificates of Deposits greater than $100,000	27,353	449	3.31%	27,303	760	5.61%
Total Interest-Bearing Deposits	302,240	3,553	2.37%	277,518	5,898	4.29%
Other Borrowings	936	28	6.03%	1,157	35	6.10%
Total Interest-Bearing Liabilities	303,176	$3,581	2.38%	278,675	$5,933	4.29%
Non Interest-Bearing Deposits	71,254			61,573
Other Liabilities	2,664			2,007
Stockholders' Equity	44,721			42,490
Total Liabilities and Stockholders' Equity	$402,004			$384,745

Net Interest Income - Tax Equivalent Basis*		$9,710			$8,339
Tax Equivalent Adjustment		(207)			(188)
Net Interest Income		$9,503			$8,151

Net Interest Income - Spread*			4.46%			3.79%

Net Interest Income as a % of Total Earning Assets*			5.00%			4.73%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
							Six Months Ended
	Second Quarter 2002			Second Quarter 2002			June 30, 2002
	vs			vs			vs
	First Quarter 2002			Second Quarter 2001			June 30, 2001
	Change due to		Total	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest-Bearing Deposit Accounts	($2)	($2)	($4)	$23	($44)	($21)	$39	($103)	($64)
Federal Funds Sold	(43)	6	(37)	(67)	(71)	(138)	13	(255)	(242)
Securities:
Taxable	29	0	29	402	(277)	125	839	(597)	242
Non-Taxable*	36	(7)	29	16	(9)	7	50	(15)	35
Other Equity Securities	0	(1)	(1)	2	(8)	(6)	5	(21)	(16)
Loans	23	(81)	(58)	52	(611)	(559)	258	(1,194)	(936)
Total Interest Income	43	(87)	(42)	428	(1,020)	(592)	1,204	(2,185)	(981)

Interest-Bearing Liabilities:
NOW Accounts	(4)	(2)	(6)	26	(84)	(58)	67	(179)	(112)
Savings Accounts	(1)	(3)	(4)	48	(144)	(96)	118	(287)	(169)
Money Market Deposit Accounts	11	14	25	52	58	110	204	(621)	(417)
Certificates of Deposits less than $100,000	(49)	(129)	(178)	(170)	(854)	(1,024)	(126)	(1,210)	(1,336)
Certificates of Deposits greater than $100,000	(9)	(21)	(30)	(24)	(157)	(181)	1	(312)	(311)
Other Borrowings	(1)	1	0	(3)	0	(3)	(7)	0	(7)
Total Interest Expense	(53)	(140)	(193)	(71)	(1,181)	(1,252)	257	(2,609)	(2,352)
Increase (Decrease) in
Interest Differential	$96	$53	$151	$499	$161	$660	$947	$424	$1,371
*Tax Equivalent Basis - 34% Rate for the periods dated.

Part II

Item 1. Legal Proceedings

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     At the annual shareholders' meeting of the Company held on April 24, 2002, the following matters were submitted for a vote:

     (1) Election of Directors.

         (a)  The election of three (5) Class I directors to serve until the 2005 Annual Meeting of Shareholders and until their                successors are elected and qualified.

Set out below is the list of nominees submitted to the shareholders for approval as directors as well as the resulting votes that were cast:

Name	Total Votes For	Total Votes Against	Total Votes Abstaining
Steven G. Cazenave	2,001,330	0	3,132
Preston L. Falgoust	2,001,330	0	3,132
Ronald J. Falgoust	2,001,330	0	3,132
Marcel T. Graugnard, Jr.	2,001,330	0	3,132
Ozane J. Gravois, III	2,001,330	0	3,132
Debra Dufresne Vial	2,001,330	0	3,132
Albert J. Waguespack, Jr.	2,001,330	0	3,132

Set out below is a list of directors whose term of office continued after the meeting:
Name	Class	Year of Term Expiration
Frank J. Bourgeois	III	2003
A. Earle Cefalu, Jr.	III	2003
Gloria A. Kliebert	III	2003
Anthony J. Nobile	III	2003
Carl J. Poche, M.D.	III	2003
Craig G. Brazan	I	2004
Michael J. Cazenave	I	2004
Dean T. Falgoust	I	2004

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

     The financial statements as of December 31, 2001 were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion. The financial statements as of June 30, 2002 were reviewed by Hannis T. Bourgeois, LLP.

Independent Accountant's Report

July 31, 2002

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of June 30, 2002 and 2001, the related Consolidated Statements of Income, for the three and six month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity, and Cash Flows for the six month periods then ended.

     We previously audited and expressed our unqualified opinion in our report dated January 16, 2002 on the Consolidated Balance Sheet of One American Corp. and Subsidiaries as of December 31, 2001.

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

August 8, 2002
Date

