Form 10-Q
period 2002-09-30
ONE AMERICAN CORP
filed 2002-11-14
CIK 708817

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the

Quarter Ended September 30, 2002	Commission File Number: 0-12437

One American Corp.
(Exact name of registrant as specified in its charter)

Louisiana	72-0948181
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation of Organization)
2785 LA Hwy. 20 West
P. O. Box 550
Vacherie, Louisiana	70090-0550
(Address of principal executive offices)	(Zip Code)

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

Common stock $2.50 Par Value, 2,603,378 shares outstanding as of November 14, 2002.

Form 10-Q Index
Part I
Financial Information

Financial Statements

Consolidated Balance Sheets,
September 30, 2002, December 31, 2001, and September 30, 2001	3

Consolidated Statements of Income
for the three and nine month periods ended September 30, 2002 and 2001	4

Consolidated Statements of Changes in Stockholders' Equity
for the nine month periods ended September 30, 2002 and 2001	5

Consolidated Statements of Cash Flows
for the nine month periods ended September 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	8

Management's Discussion and Analysis of Financial Condition
and Results of Operations	12

Average Balance Sheets and Interest Rate Analysis
for the three and nine months ended September 30, 2002 and 2001	24

Interest Differentials
for the three and nine months ended September 30, 2002 and 2001	25

Controls and Procedures	25
Part II
Other Information

Legal Proceedings	26

Submission of Matters to a Vote of Security Holders	26

Other Information	26

Exhibits and Reports on Form 8-K	26

Management's Responsibility for Financial Reporting	27

Review by Independent Public Accountant	28

Signatures	29

Certifications	30

Exhibits	32

Consolidated Balance Sheets	Unaudited		Unaudited
One American Corp. and Subsidiaries	September 30,	December 31,	September 30,
In thousands	2002	2001	2001
Assets
Cash and Due From Banks	$15,272	$15,129	$15,343
Interest Bearing Deposits in Other Banks	9,736	3,918	6,300
Federal Funds Sold and Securities Purchased Under Resale Agreements
	14,746	23,425	26,261
Securities Available for Sale (Amortized Cost of $109,744, $123,313 and $92,656, respectively)
	112,898	124,097	94,915

Loans	256,345	247,864	255,473
Less: Allowance for Loan Losses	(5,120)	(4,975)	(5,027)
Loans, Net	251,225	242,889	250,446

Bank Premises and Equipment	15,822	15,559	15,775
Other Real Estate	35	611	176
Accrued Interest Receivable	1,993	2,404	2,469
Intangible Assets, Net	897	984	606
Other Equity Securities	1,599	1,571	1,557
Other Assets	3,109	2,991	4,222
Total Assets	$427,332	$433,578	$418,070

Liabilities
Deposits:
Noninterest Bearing	$70,568	$70,491	$66,016
Interest Bearing	303,786	308,277	303,167
Total Deposits	374,354	378,768	369,183

Accrued Interest Payable	730	1,222	1,492
Other Liabilities	3,369	8,801	2,146
Total Liabilities	378,453	388,791	372,821

Stockholders' Equity
Common Stock-$2.50 par value;
Authorized-10,000,000 shares;
Issued-3,000,000 shares	7,500	7,500	7,500
Surplus	5,000	5,000	5,000
Retained Earnings	37,592	34,919	34,288
Accumulated Other Comprehensive Income	2,082	518	1,491
Treasury Stock - 396,622, 391,811, and 387,361 shares at cost	(3,295)	(3,150)	(3,030)
Total Stockholders' Equity	48,879	44,787	45,249
Total Liabilities and Stockholders' Equity	$427,332	$433,578	$418,070
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Income	Unaudited	Unaudited	Unaudited	Unaudited
One American Corp. and Subsidiaries	Three Months Ended		Nine Months Ended
for the three and nine month periods ended September 30, 2002 and 2001	September 30,		September 30,
In thousands, except per share data	2002	2001	2002	2001
Interest Income
Interest and Fees on Loans	$4,769	$5,776	$14,525	$16,467
Interest on Securities:
Taxable Interest	1,202	1,131	3,899	3,586
Nontaxable Interest	240	243	671	658
Total Interest on Securities	1,442	1,374	4,570	4,244
Other Interest Income	71	254	271	777
Total Interest Income	6,282	7,404	19,366	21,488
Interest Expense
Interest Expense on Deposits	1,578	2,846	5,131	8,744
Interest Expense on Borrowings	13	16	41	51
Total Interest Expense	1,591	2,862	5,172	8,795

Net Interest Income	4,691	4,542	14,194	12,693

Provision for Loan Losses	150	250	575	425
Net Interest Income After
Provision for Loan Losses	4,541	4,292	13,619	12,268

Noninterest Income
Service Charges on Deposit Accounts	778	734	2,090	1,951
Gain (Loss) on Securities	(16)	0	(6)	0
Gain on Purchased Assets	38	426	171	796
Other Operating Income	360	307	1,028	864
Total Noninterest Income	1,160	1,467	3,283	3,611
Income Before Noninterest Expense	5,701	5,759	16,902	15,879

Noninterest Expense
Salaries and Employee Benefits	1,785	1,834	5,279	4,991
Net Occupancy Expense	541	517	1,535	1,380
Net ORE and Repossession (Income) Expense	(6)	(85)	(323)	(75)
Equipment Expense	643	584	1,275	1,314
Other Operating Expense	619	736	2,804	1,972
Total Noninterest Expense	3,582	3,586	10,570	9,582
Income Before Income Tax	2,119	2,173	6,332	6,297
Applicable Income Tax	696	694	2,096	2,074
Net Income	$1,423	$1,479	$4,236	$4,223

Net Income Per Share	$0.55	$0.56	$1.63	$1.61
Cash Dividends Per Share	$0.20	$0.19	$0.60	$0.57
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders' Equity
One American Corp. and Subsidiaries
for the nine months ended September 30, 2002 and 2001
Unaudited				Accumulated
				Other		Total
	Common		Retained	Comprehensive	Treasury	Stockholders'
In thousands	Stock	Surplus	Earnings	Income	Stock	Equity

Balances, January 1, 2002	$7,500	$5,000	$34,919	$518	($3,150)	$44,787
Comprehensive Income:
Net Income			4,236			4,236
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				1,570		1,570
Reclassification Adjustments				(6)		(6)
Total Comprehensive Income						5,800
Treasury Stock Purchased					(145)	(145)
Cash Dividends			(1,563)			(1,563)
Balances, September 30, 2002	7,500	5,000	37,592	2,082	(3,295)	48,879

Balances, January 1, 2001	$7,500	$5,000	$31,557	$252	($2,298)	$42,011
Comprehensive Income:
Net Income			4,223			4,223
Other Comprehensive Income,
Net of Tax:
Net Change in Unrealized Gain (Loss)
on Securities Available for Sale				1,239		1,239
Less: Reclassification Adjustments				0		0
Total Comprehensive Income						5,462
Treasury Stock Purchased					(732)	(732)
Cash Dividends			(1,492)			(1,492)
Balances, September 30, 2001	7,500	5,000	34,288	1,491	(3,030)	45,249
The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2002 and 2001	Unaudited	Unaudited
In thousands	2002	2001
Cash Flows From Operating Activities
Net Income	$4,236	$4,223
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Gain on Purchased Assets	(171)	(796)
Provision for Depreciation	726	961
Provision for Loan Losses	575	425
Amortization of Intangibles	51	51
Net Amortization (Accretion) on Securities	(59)	(397)
Provision (Credit) for Deferred Income Taxes	117	37
(Gain) Loss on Sale of Other Real Estate and Repossessions	(342)	0
Loss on Disposition of Bank Premises	447	0
Changes in Assets and Liabilities:
(Increase) Decrease in Accrued Interest Receivable	411	(236)
(Increase) Decrease in Other Assets	(1,032)	(2,430)
Increase (Decrease) in Accrued Interest Payable	(492)	309
Increase (Decrease) in Other Liabilities	580	556
Net Cash Provided by Operating Activities	5,047	2,703
Cash Flows From Investing Activities
Maturities or Calls of Securities Available for Sale	36,619	51,950
Purchases of Securities Available for Sale	(28,831)	(51,660)
Net (Increase) Decrease in Federal Funds Sold	8,679	(17,211)
Net (Increase) Decrease in Loans	(8,775)	(15,536)
Proceeds from Sale of Other Real Estate and Repossessions	953	90
Purchases of Premises and Equipment	(1,436)	(2,700)
Acquisitions (net of $1.4 million cash acquired)	0	0
Net Cash Provided by (Used in) Investing Activities	7,209	(35,067)
Cash Flows From Financing Activities
Net Increase (Decrease) in Demand Deposits, NOW
and Savings Accounts	1,766	20,395
Net Increase (Decrease) in Certificates of Deposit	(6,180)	19,885
Repayments of Amounts Borrowed	(172)	(162)
Dividends Paid	(1,564)	(1,497)
Treasury Stock Purchased	(145)	(733)
Net Cash Provided by (Used in) Financing Activities	(6,295)	37,888
Increase (Decrease) in Cash and Cash Equivalents	5,961	5,524
Cash and Cash Equivalents - Beginning of Period	19,047	16,119
Cash and Cash Equivalents - End of Period	$25,008	$21,643
Continued on next page

Consolidated Statements of Cash Flows
One American Corp. and Subsidiaries
for the nine months ended September 30, 2002 and 2001
In thousands	2002	2001
Supplemental Disclosure of Cash Flow Information:
Income Tax Payments	$2,027	$2,164
Interest Paid on Deposits	$5,623	$8,435
Noncash Investing Activities:
Other Real Estate Acquired in Settlement of Loans	$35	$247
Change in Unrealized Gain (Loss) on Securities Available for Sale
	$2,370	$1,876
Change in Deferred Tax Effect on
Unrealized Gain (Loss) on Securities Available for Sale	$806	$638
Acquisitions:
Fair Value of Assets Acquired	$0	$0
Fair Value of Liabilities Assumed	$0	$0
Noncash Financing Activities:
Dividends Declared and Not Paid	$521	$497
The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements
September 30, 2002
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

     Presentation - The accompanying unaudited consolidated interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles. Management is of the opinion that the unaudited interim financial statements reflect all normal, recurring accrual adjustments necessary to provide a fair statement of the results for the interim periods presented. It is noted that the results of the nine-month period ended September 30, 2002, are not an indication of the expected results for the annual period that ends December 31, 2002. Additional information concerning the audited financial statements and notes can be obtained from One American Corp.'s annual report and Form 10-K filed for the period ended December 31, 2001.

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
     Securities that may be sold prior to maturity are classified as securities available for sale. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in stockholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Securities purchased for trading purposes are classified as trading securities and are carried at market value with market adjustments included in non-interest income. The Bank had no securities classified as held to maturity or trading at September 30, 2002 or 2001.

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

     Earnings per Common Share - Basic EPS is computed by dividing income applicable to common shares by the weighted average shares outstanding; no dilution for any potentially convertible shares is included in the calculation. Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. At September 30, 2002 the company had no convertible shares or other contracts to issue common stock. The weighted average number of shares of common stock used to calculate basic EPS was 2,603,378 and 2,613,710 for the three months ended September 30, 2002 and 2001, respectively, and 2,604,800 and 2,617,391 for the nine months ended September 30, 2002 and 2001, respectively

     Statements of Cash Flows - For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-bearing deposits in other banks.

     Comprehensive Income - Components of comprehensive income are revenues, expenses, gains, and losses that under GAAP are included in comprehensive income but excluded from net income. The components of comprehensive income are disclosed in the Statements of Changes in Stockholders Equity for all periods presented.

     Recent Accounting Pronouncements - In February 2002, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 01-6. SOP 01-6 provides industry-specific guidance and disclosure requirements regarding the accounting for certain transactions by banks, savings institutions, and other entities that lend to or finance the activities of others. This pronouncement provides guidance concerning the recognition and measurement of loans, credit losses, investments in Federal Home Loan Bank or Federal Reserve Bank stock, deposit accounts, and purchases and sales of securities. SOP 01-6 is effective for annual and interim financial statements for fiscal years beginning after December 15, 2001. The Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 did not have a material impact on the Company's financial position or results of operations as of September 30, 2002.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides guidance on accounting for the acquisition of intangibles and the manner in which intangibles should be accounted for subsequent to their initial recognition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have a material impact on the Company's financial position or results of operations as of September 30, 2002.

One American Corp. and Subsidiaries Management's Discussion and Analysis of Financial Condition and Results of Operations September 30, 2002

     The purpose of this discussion and analysis is to focus on significant changes in the financial condition of the Company and its results of operations during the three-month and nine-month periods ended September 30, 2002 and 2001. This discussion and analysis is intended to highlight and supplement information contained elsewhere in this Quarterly Report on Form 10-Q, particularly the preceding Consolidated Financial Statements and Notes to Consolidated Financial Statements. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2001 Annual Report on Form 10-K.

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

Third Quarter in Review

     For the third quarter of 2002, net income was $1.4 million compared to $1.5 million for the third quarter of 2001. Net interest income increased $149 thousand, noninterest income decreased $307 thousand, noninterest expense was virtually unchanged at $3.6 million, and income taxes were unchanged. Earnings per common share were $0.55 and $0.56 for the third quarters of 2002 and 2001, respectively. Return on average assets on an annualized basis was 1.37% for the current quarter and 1.43% for the same quarter of 2001. Cash dividends were $0.20 per share for the current quarter and $0.19 per share for the same quarter of 2001.

     For the first nine months of both 2002, and 2001, net income was $4.2 million. Earnings per common share were $1.63 and $1.61 for the first nine months of 2002 and 2001, respectively. Return on average assets on an annualized basis was 1.35% and 1.36% for the nine-month periods ended September 30, 2002 and 2001, respectively. For the same periods, return on average equity on an annualized basis was 12.4% and 13.0%, respectively. Cash dividends were

$0.60 and $0.57 per share, respectively, for the nine-month periods ended September 30, 2002 and 2001.

     Net interest income on a fully tax equivalent basis (FTE) for the current quarter was $4.8 million, $153 thousand greater than that of the third quarter of 2001. The net interest margin (FTE) was 4.97% for the current quarter and 4.82% for the same quarter of 2001. For the nine months ended September 30, 2002, net interest income (FTE) was $14.5 million compared to $13.0 million for the same period of 2001. The net interest margin (FTE) was 4.99% and 4.77%, respectively.

     During the third quarter of 2002, in comparison with the third quarter of 2001, average loans outstanding decreased $6.0 million or 2.3% to $253.1 million. Average total assets for the current quarter increased $64 thousand or 0.02% when compared to the total average assets of the third quarter of 2001. Comparing the nine months ended September 30, 2002 to the nine months ended September 30, 2001 shows an increase in average loans of $1.4 million or 0.6% to a level of $249.0 million. Average assets over the same periods increased $24.8 million or 6.3% to $419.6 million.

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

     Net interest income (FTE) for the current quarter of 2002 was $4.8 million, 3.3% greater than the same quarter of 2001. The improvement in net interest income can mainly be attributed to the easing of market interest rates over the last twelve months, which decreased interest expense by $1.3 million. This offset the $1.1 million reduction in income from interest earning assets. Net interest income (FTE) for the first nine months of 2002 was $14.5 million, 11.7% greater than the same period of 2001. Again, the improvement in net interest income can be attributed to the larger reduction in interest expense due to overall rate changes overcoming the effect of the growth in average deposits over the periods. See the "Interest Differentials" table for further details.

     Earning Assets, Interest-Bearing Liabilities, and Net Interest Spread - During the current quarter of 2002, average earning assets were $383.4 million, an increase of $529 thousand or 0.1% over the third quarter of 2001. The trend in earning assets over the quarters compared reflects a return to the shift in the mix of earning assets from the securities portfolio to the loan portfolio as shown in the table "Average Earning Asset Structure". This is apparent when comparing the third quarter of 2002 to the second quarter of 2002. The ratio of loans to earning assets increased from 63.6% at June 30, 2002 to 66.1% at September 30, 2002. In prior quarters, the reverse of this shift was the case. The demand for loans in the Bank's market area decreased when compared to the loan demand of one year ago. As the national economy's rate of growth decreased during that time, so did the level of economic activity moderate in the Bank's primary market areas. Affecting this further is the continuing uncertainty regarding future economic conditions. The average loan portfolio decreased $5.9 million or 2.3% when compared to the quarter ended September 30, 2001. During the third quarter of 2002, there have been some positive trends in underlying conditions, which resulted in a portfolio gain, although a return to substantial portfolio growth is not foreseen for the near future.

     Average deposits decreased $1.8 million from the third quarter of 2001 to the third quarter of 2002. However, core deposits increased $3.2 million during the same period. As the demand for loans and available yields on investments decreased over the periods, the Bank lowered the rates paid on certificates of deposit to reflect its funding needs. The Bank benefited from an increasing level of non-interest-bearing deposits. The Bank continually strives to attract a broad core deposit base consisting of individual and commercial customers.

     For the third quarter of 2002, the average yield on earning assets was 6.62% while the average cost of interest-bearing liabilities was 2.13%, producing a net interest spread (FTE) of 4.49%. The net interest margin (FTE) was 4.97% for the quarter ended September 30, 2002. In comparison, the net interest margin (FTE) for the same quarter of 2001 was 4.82%. The cost of interest-bearing liabilities during the third quarter of 2001 was 3.75%, while the yield on average earning assets was 7.79%, producing a net interest spread of 4.04%. For the nine-month period ended September 30, 2002, the average yield on earning assets was 6.76% while the average cost of interest-bearing liabilities was 2.30%, producing a net interest spread (FTE) of 4.46%. The net interest margin (FTE) was 4.99% for the first nine months of 2002. In comparison, the net interest margin (FTE) for the same period of 2001 was 4.77%. The cost of interest-bearing liabilities during the first nine months of 2001 was 4.10%, while the yield on average earning assets was 7.99%, producing a net interest spread of 3.89%.

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

Average Earning Asset Structure	Third		Second		Third
In thousands	Quarter 2002		Quarter 2002		Quarter 2001
		% of		% of		% of
	Average	Earning	Average	Earning	Average	Earning
	Balances	Assets	Balances	Assets	Balances	Assets

Interest Bearing Deposits in Other Banks	$4,003	1.0%	$4,155	1.1%	$6,536	1.7%
Federal Funds Sold	8,833	2.3%	11,021	2.8%	21,957	5.7%
Securities
Taxable	96,232	25.1%	106,569	27.4%	74,980	19.6%
Non-Taxable	19,613	5.1%	18,314	4.7%	18,735	4.9%
Other Equity Securities	1,596	0.4%	1,593	0.4%	1,556	0.4%
Loans - Net	253,137	66.1%	247,457	63.6%	259,121	67.7%
Total Average Earning Assets	$383,414	100.0%	$389,109	100.0%	$382,885	100.0%

Average Deposit Structure	Third		Second		Third
In thousands	Quarter 2002		Quarter 2002		Quarter 2001
	Average	% of	Average	% of	Average	% of
	Balances	Deposits	Balances	Deposits	Balances	Deposits

Noninterest Bearing Deposits	$69,941	19.1%	$71,487	19.3%	$65,931	17.9%
NOW Accounts	29,646	8.1%	31,017	8.4%	31,541	8.6%
Savings Accounts	40,564	11.1%	41,162	11.1%	37,409	10.2%
Money Market Deposit Accounts	87,773	24.0%	85,145	23.0%	72,393	19.7%
Certificates of Deposits less than $100,000	112,716	30.7%	115,084	31.0%	130,145	35.3%
Total Average Core Deposits	340,640	93.0%	343,895	92.8%	337,419	91.7%
Certificates of Deposits greater than $100,000	25,452	7.0%	26,813	7.2%	30,493	8.3%
Total Average Deposits	$366,092	100.0%	$370,708	100.0%	$367,912	100.0%

Average Interest Bearing Deposits
as a percentage of Average Earning Assets	77.2%		76.9%		78.9%

Average Core Deposits
as a percentage of Total Average Assets	82.1%		82.1%		88.1%

Provision for Loan Losses

     Provision for Loan Losses was $150 thousand for the third quarter of 2002 and $250 thousand for the third quarter of 2001. For the nine-month periods ended September 30, 2002 and 2001, Provisions for Loan Losses were $575 thousand and $425 thousand, respectively. See the discussion of "Allowance for Loan Losses".

Noninterest Income

     Noninterest income for the current quarter was $1.2 million compared to $1.5 million reported for the same quarter of 2001, a decrease of $307 thousand. The prime cause for this was the reduction of $388 thousand in gain on purchased assets. For the nine-month period ended

September 30, 2002, noninterest income decreased $328 thousand to $3.3 million. Again, the prime reason for this change was a decrease in gain on purchased assets of $625 thousand.

     Gains on purchased assets are recognition of the collection of principal on certain loans acquired in past bank acquisitions. Payment activity on these loans may vary between reporting periods. The Bank pursues the collection of these loans on an ongoing basis. Future gains on these assets, however, are indeterminable.

Noninterest Expense

     Noninterest expense was $3.6 million for the third quarter of 2002, a reduction of $4 thousand from the same quarter of 2001. Increases in net occupancy, other real estate, and equipment expense were offset by reductions in salaries and employee benefits and other operating expenses.

     For the nine-month period ended September 30, 2002, noninterest expense was $10.6 million, an increase of $988 thousand or 10.3% over the same period of 2001. Salaries and employee benefits were $5.3 million for the current period compared to $5.0 million for the same period in 2001. Net occupancy expense was $1.5 million for the current nine months, compared to $1.4 million for the first nine months of 2001. Net other real estate expense was a $323 thousand benefit for the nine months ended September 30, 2002 compared to a $75 thousand benefit for the same nine months of 2002. Other operating expenses were $2.8 million for the current period, an increase of $832 thousand or 42.2% compared to the same period of 2001.

     Primarily accounting for the other real estate benefit were gains on the sale of other real estate owned of $323 thousand in the current period of 2002. Contributing to the large increase in other operating expense was a loss on the disposition of fixed assets of $447 thousand. The old office building in Kenner, Jefferson Parish, Louisiana, was retired. The $447 thousand represents the portion of the net book value of the older office.

     It should be noted that the Company acquired Schwegmann Bank and Trust Company (Schwegmann) in the second quarter of 2001. The transaction was accounted for with "purchase accounting" as detailed in the Form 10K for the year ended December 31, 2001. The operating income and expenses of Schwegmann for the months of June through September only were included in the results for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, the merged effects of Schwegmann are included for the entire period.

Applicable Income Taxes

     Applicable income taxes for the current quarter were $696 thousand compared to $694 thousand for the third quarter of 2001. Effective tax rates were 32.9% for the third quarter of 2002 and 31.9% for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 and 2001 effective tax rates were 33.1% and 32.9%, respectively. The Company's effective income tax expense as a percentage of pretax income is different from statutory rates due to tax-exempt interest income earned from investments in state and municipal bonds. Interest income from state and municipal bonds is generally exempt from federal income taxes.

Liquidity

     Liquidity management is the process of ensuring that the Company's assets and liabilities are properly structured to meet the withdrawals of its depositors, fund loan commitments, and satisfy other funding requirements. The Company's primary source of funds is the Bank's core deposit base. During the quarter, average core deposits were approximately $340.6 million or 93.0% of total average deposits and 82.1% of total average assets. For a comparison with prior period quarters see the table, "Average Deposit Structure". Other sources of liquidity are maturing securities in the investment portfolio, maturities and repayments in the loan portfolio, advances from the Federal Reserve Bank of Atlanta, the Federal Home Loan Bank of Dallas, and other wholesale funding entities. Management continually evaluates the maturities and mix of its earning assets and interest-bearing liabilities to monitor its ability to meet current and future obligations and to achieve maximum net interest income. Due to the stability of the core deposit base as noted above, the maturities of the investment portfolio, cash flows from the loan portfolio, and the availability of wholesale funding, management does not anticipate any difficulties in meeting the needs of its depositors and in funding future loan commitments.

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
     The Company's objective is to limit the impact on net interest income from a gradual change in interest rates of 200 basis points over twelve months to 10% of projected net interest income. Based on the results of a dynamic income simulation at September 30, 2002; the Company's expectations of changes in net interest income are well within the Bank's interest rate risk policy limits.
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
     The Interest Rate Sensitivity Table presents the Company's interest rate sensitivity position at September 30, 2002, using gap analysis, based on the expected maturity intervals of interest rate sensitive assets and liabilities. The table indicates that the Company's interest-earning assets are more than its interest-bearing liabilities at the one year point in time suggesting the Company is positively rate sensitive. This table does not necessarily reflect the impact of interest rate movements on the Company's net income because the effective maturities or repricing of certain assets and liabilities is subject to competition and other limitations. As a result, certain assets and liabilities indicated as maturing or repricing within a stated period may in fact mature or reprice at different times and at different volumes.
     The Bank is a member of the Federal Home Loan Bank of Dallas (FHLB). The FHLB provides the Bank with the ability to further match the rates and maturities of its funding with those of earning assets. Also, the FHLB provides the Bank the ability to offer long term, fixed-rate loans to its customer base with minimal additional interest rate risk exposure.

Interest Rate Sensitivity Table
September 30, 2002
In thousands
		Expected Maturity, Years Ended:
							Non-		Fair
	09/30/03	09/30/04	09/30/05	09/30/06	09/30/07	Thereafter	Sensitive	Total	Value
Assets
Investments -
Fixed-Rate Securities	$34,670	$13,586	$9,957	$12,697	$21,004	$19,325	$0	$111,239	$111,239
Average Interest Rates	5.45%	5.64%	5.57%	5.42%	5.36%	5.53%	0.00%	5.48%
Variable-Rate Securities	0	0	0	0	0	1,659	0	1,659	1,659
Average Interest Rates	0.00%	0.00%	0.00%	0.00%	0.00%	4.92%	0.00%	4.92%
Total Investments	34,670	13,586	9,957	12,697	21,004	20,984	0	112,898	112,898
Average Interest Rates	5.45%	5.64%	5.57%	5.42%	5.36%	5.48%	0.00%	5.47%
Loans -
Fixed-Rate Loans, Net	114,112	45,657	29,984	16,962	7,603	4,915	1,749	220,982	222,781
Average Interest Rates	7.43%	7.25%	7.07%	7.10%	6.88%	6.78%	0.00%	7.22%
Variable-Rate Loans, Net	21,012	2,759	1,068	1,956	2,592	856	0	30,243	30,631
Average Interest Rates	6.12%	5.32%	5.09%	5.72%	5.29%	6.63%	0.00%	5.93%
Total Loans	135,124	48,416	31,052	18,918	10,195	5,771	1,749	251,225	253,412
Average Interest Rates	7.22%	7.14%	7.00%	6.96%	6.48%	6.75%	0.00%	7.07%
Interest Bearing Deposits in
Other Banks	9,736	0	0	0	0	0	0	9,736	9,736
Average Interest Rates	1.73%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.73%
Federal Funds Sold	14,746	0	0	0	0	0	0	14,746	14,746
Average Interest Rates	1.75%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	1.75%
Other Assets	0						38,727	38,727
Total Assets	$194,276	$62,002	$41,009	$31,615	$31,199	$26,755	$40,476	$427,332
Liabilities
NOW and Super NOW Deposits	$8,415	$5,915	$4,257	$2,999	$2,117	$5,993	$0	$29,696	$29,992
Average Interest Rates	7.94%	7.94%	7.94%	7.94%	7.94%	7.94%	0.00%	7.94%
Insured Money Market Accounts	33,788	20,513	34,861	0	0	0	0	89,162	90,336
Average Interest Rates	1.71%	1.76%	1.80%	0.00%	0.00%	0.00%	0.00%	1.76%
Savings Deposits	12,224	8,301	5,819	4,085	2,875	7,114	0	40,418	41,743
Average Interest Rates	1.10%	1.10%	1.10%	1.10%	1.10%	1.10%	0.00%	1.10%
Variable-Rate Certificates of Deposit	2,379	1,777	1,253	883	623	1,489	0	8,404	8,831
Average Interest Rates	3.28%	3.28%	3.28%	3.28%	3.28%	3.28%	0.00%	3.28%
Certificates of Deposit	91,288	33,574	6,316	391	4,537	0	0	136,106	137,801
Average Interest Rates	2.53%	3.20%	4.27%	4.66%	4.62%	0.00%	0.00%	2.85%
Non Interest Bearing Deposits	23,326	14,336	9,985	6,954	4,844	11,123	0	70,568	70,568
Other Interest Bearing Liabilities	248	190	137	78	69	104	0.00%	826	883
Average Interest Rates	6.10%	6.04%	5.86%	5.56%	5.43%	5.43%	0.00%	5.86%
Other Liabilities	0	0	0	0	0	0	3,273	3,273
Stockholders' Equity	0	0	0	0	0	0	48,879	48,879
Total Liabilities and
Stockholders' Equity	$171,668	$84,606	$62,628	$15,390	$15,065	$25,823	$52,152	$427,332

Interest Rate Sensitivity Gap	$22,608	($22,604)	($21,619)	$16,225	$16,134	$932	($11,676)	$0
Cumulative Interest Rate
Sensitivity Gap	$22,608	$4	($21,616)	($5,391)	$10,744	$11,676	$0

GAP / Assets	5.29%	-5.29%	-5.06%	3.80%	3.78%	0.22%	-2.74%
Cumulative GAP / Assets	5.29%	0.00%	-5.06%	-1.26%	2.52%	2.74%	0.00%

Financial Instruments

     In the normal course of business the Bank enters into agreements which, for accounting purposes, are considered off-balance sheet activities. These agreements are loans and lines of credit commitments to customers to extend credit at specified rates, duration, and purpose. The commitments adhere to normal lending policy, collateral requirements, and credit reviews. Available loan commitments at September 30, 2002 and 2001, were $18.6 million and $23.7 million, respectively. The Bank had letters of credit of $637 thousand issued at September 30, 2002 and $914 thousand at September 30, 2001. Additionally, the Bank has deposit customers who have credit lines available to them through their deposit accounts. At September 30, 2002, the available portion of these credit lines was $70 thousand compared to $41 thousand at September 30, 2001. These credit lines are immediately cancelable by the Bank. The credit lines provide a source of income to the Bank through service fees charged and interest earned on balances outstanding. The credit lines are reviewed regularly and do not pose a material credit risk to the Bank. To date the Bank does not have instruments outstanding that can be specifically described as financial guarantees which guarantee the performance of a customer to a third party other than the financial standby letters of credit described above. The Bank also issues credit cards. The aggregate credit available was $10.5 million at September 30, 2002 and $7.3 million at September 30, 2001. Applicants are reviewed through normal lending policies and credit reviews.

     The Bank is not a party to financial instruments defined as interest rate exchange agreements, financial futures, or financial options. Therefore, the Bank is not exposed to the additional interest rate risk inherent in those instruments.

Allowance for Loan Losses

     The Allowance for Loan Losses was $5.1 million at September 30, 2002, or 2.00%, of loans outstanding. At September 30, 2001, the Allowance for Loan Losses was $5.0 million, or 1. 97%, of loans outstanding. Net charge-offs (recoveries) were ($4) thousand for the current quarter, versus $134 thousand for the same quarter of 2001. Gross charge-offs as a percentage of average loans were 0.04% and 0.07% in the third quarters of 2002 and 2001, respectively. Recoveries as a percentage of gross charge-offs for the current quarter were 104.4% versus 22.1% for the same quarter of 2001. For the nine months ended September 30, 2002, net charge-offs (recoveries) were $430 thousand, versus $101 thousand for the same period in 2001. Gross charge-offs as a percentage of average loans were 0.26% and 0.12%, respectively for the first nine months of 2002 and 2001. Recoveries as a percentage of gross charge-offs were 33.4% and 66.0% for the nine months ended September 30, 2002 and 2001, respectively.

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

Non-performing Assets

     Non-performing assets include non-accrual loans, impaired loans, repossessions and other real estate. Generally, loans are considered non-accrual when the interest becomes 90 days past due or when there is uncertainty about the repayment of principal and interest in accordance with the terms of the loans. Loans past due 90 days and still accruing at September 30, 2002 and 2001 were $544 thousand and $2.3 million, respectively. Impaired loans having recorded investments of $6.8 million at September 30, 2002 compared to $6.1 million at September 30, 2001 have been recognized in conformity with SFAS No. 114 as amended by SFAS No. 118. The total Allowance for Loan Losses related to these loans was $1.9 million at September 30, 2002 compared to $1.4 million at September 30, 2001. Interest received on impaired loans amounted to $340 thousand at September 30, 2002 compared to $334 thousand at September 30, 2001. Non-accrual loans not included in impaired loans were immaterial at September 30, 2002 and 2001.

     Other real estate is properties held for sale acquired through foreclosure or negotiated settlement of debt. Other real estate was $35 thousand at September 30, 2002 and $176 thousand at the close of the third quarter of 2001. Repossessions are movable assets acquired through foreclosure or negotiated settlement of debt. There were no repossessions at September 30, 2002 and $13 thousand at September 30, 2001.

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

     Management is unaware, regulatory or otherwise, of any known trends, events or uncertainties which are reasonably likely to have or will have a material effect on the Company's liquidity, capital resources, or results of operations. However, it should be noted that the transaction referred to in Item 6 will reduce the equity of the Company, but not below the levels required of a "well-capitalized" institution.

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

     The leverage ratio consists of Tier 1 capital as a percentage of average total assets. The minimum leverage ratio for all banks and bank holding companies is 3.00%. This minimum ratio is dependent upon the strength of the individual bank or holding company and may be increased by regulatory authorities on an individual basis. The 3.00% minimum was established to make certain that all banks have a minimum capital level to support their assets, regardless of risk profile. As shown in the table "Capital Adequacy Ratios" below, the Company's ratios for the reporting periods exceed regulatory minimums. Capital Ratios for the Bank at September 30, 2002 are not materially different.

Capital Adequacy Ratios
In Thousands			September 30,	December 31,	September 30,
			2002	2001	2001
Tier 1 Capital:
Stockholders' Equity			$45,900	$43,285	$42,456
Tier 2 Capital:
Allowance for Loan Losses			3,247	3,183	3,248
Total Capital			$49,147	$46,468	$45,704

Risk-Weighted Ratios:
Tier 1 Capital			17.8%	17.1%	16.5%
Total Capital			19.1%	18.4%	17.7%
Leverage Ratio			11.1%	10.4%	10.3%
Stockholders' Equity			10.7%	10.0%	10.2%

Regulatory Risk-Based Capitalization Requirements
				Significantly	Critically
	Well	Adequately	Under	Under	Under
	Capitalized	Capitalized	Capitalized	Capitalized	Capitalized
Risk-Weighted Ratios:
Tier 1 Capital	6.0%	4.0%	< 4.0%	< 3.0%
Total Capital	10.0%	8.0%	< 8.0%	< 6.0%
Leverage Ratio	5.0%	4.0%	< 4.0%	< 3.0%	<= 2.0%	Tangible
						Equity

     Its Board of Directors determines the Company's dividend policy. The current policy is to maintain dividends at a level which ensures that the Company is able to maintain sufficient regulatory capital levels. The Company's primary source of funds is the dividends received from the Bank. Under current dividend limitations, the Bank could pay, without regulatory approval, dividends of approximately $3.3 million. The Company carries no debt; therefore future liquidity needs are limited to the payment of any declared dividends. Should a regulatory agency limit the Bank from paying dividends, the Company maintains sufficient liquidity to maintain its operations.

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands

	Third Quarter 2002			Second Quarter 2002			Third Quarter 2001
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$4,003	$19	1.88%	$4,155	$16	1.54%	$6,536	$107	6.49%
Federal Funds Sold and Securities Purchased under Resale Agreements
	8,833	40	1.80%	11,021	51	1.86%	21,957	131	2.37%
Securities:
Taxable	96,232	1,202	4.96%	106,569	1,363	5.13%	74,980	1,131	5.98%
Non-Taxable*	19,613	356	7.20%	18,314	335	7.33%	18,735	355	7.50%
Other Equity Securities	1,596	12	2.98%	1,593	12	3.02%	1,556	16	4.08%
Loans - Net	253,137	4,769	7.47%	247,457	4,849	7.86%	259,121	5,776	8.84%
Total Earning Assets	$383,414	$6,398	6.62%	389,109	$6,626	6.83%	382,885	$7,516	7.79%
Allowance for Loan Losses	(5,030)			(5,013)			(4,941)
Nonearning Assets	36,457			34,604			36,833
Total Assets	$414,841			$418,700			$414,777

Liabilities and Stockholders' Equity
NOW Accounts	$29,646	$58	0.78%	$31,017	$60	0.78%	$31,541	$137	1.72%
Savings Accounts	40,564	111	1.09%	41,162	112	1.09%	37,409	215	2.28%
Money Market Deposit Accounts	87,773	376	1.70%	85,145	370	1.74%	72,393	483	2.65%
Certificates of Deposits less than $100,000	112,716	846	2.98%	115,084	928	3.23%	130,145	1,607	4.90%
Certificates of Deposits greater than $100,000	25,452	187	2.91%	26,813	210	3.14%	30,493	404	5.26%
Total Interest-Bearing Deposits	296,151	1,578	2.11%	299,221	1,680	2.25%	301,981	2,846	3.74%
Other Borrowings	854	13	6.04%	906	14	6.20%	1,080	16	5.88%
Total Interest-Bearing Liabilities	297,005	$1,591	2.13%	300,127	$1,694	2.26%	303,061	$2,862	3.75%
Non Interest-Bearing Deposits	69,941			71,487			65,931
Other Liabilities	1,549			1,657			2,472
Stockholders' Equity	46,346			45,429			43,314
Total Liabilities and Stockholders' Equity	$414,841			$418,700			$414,778

Net Interest Income - Tax Equivalent Basis*		$4,807			$4,932			$4,654
Tax Equivalent Adjustment		(116)			(109)			(112)
Net Interest Income		$4,691			$4,823			$4,542

Net Interest Income - Spread*			4.49%			4.57%			4.04%

Net Interest Income as a % of Total Earning Assets*			4.97%			5.08%			4.82%
*Tax Equivalent Basis - 34% Rate for the periods dated

AVERAGE BALANCE SHEETS AND INTEREST RATE ANALYSIS
In thousands
	Nine Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2001
	AVERAGE	INCOME/	YIELD/	AVERAGE	INCOME/	YIELD/
	BALANCE	EXPENSE	RATE	BALANCE	EXPENSE	RATE
Assets
Interest-Bearing Deposit Accounts	$4,220	$55	1.74%	$4,271	$149	4.66%
Federal Funds Sold and Securities Purchased under Resale Agreements
	13,734	179	1.74%	16,901	571	4.52%
Securities:
Taxable	102,689	3,899	5.08%	77,860	3,586	6.16%
Non-Taxable*	18,121	994	7.33%	16,952	958	7.56%
Other Equity Securities	1,591	37	3.11%	1,458	57	5.23%
Loans - Net	248,986	14,525	7.80%	247,627	16,467	8.89%
Total Earning Assets	389,341	$19,689	6.76%	365,069	$21,788	7.99%
Allowance for Loan Losses	(5,038)			(4,748)
Nonearning Assets	35,298			34,381
Total Assets	$419,601			$394,702

Liabilities and Stockholders' Equity
NOW Accounts	$31,202	$184	0.79%	$27,165	$375	1.85%
Savings Accounts	41,089	339	1.10%	33,703	613	2.43%
Money Market Deposit Accounts	85,141	1,091	1.71%	71,482	1,617	3.02%
Certificates of Deposits less than $100,000	116,036	2,881	3.32%	124,720	4,976	5.33%
Certificates of Deposits greater than $100,000	26,719	636	3.18%	28,348	1,164	5.49%
Total Interest-Bearing Deposits	300,187	5,131	2.29%	285,418	8,745	4.10%
Other Borrowings	908	41	6.04%	1,131	51	6.03%
Total Interest-Bearing Liabilities	301,095	$5,172	2.30%	286,549	$8,796	4.10%
Non Interest-Bearing Deposits	70,811			63,382
Other Liabilities	2,214			2,163
Stockholders' Equity	45,481			42,608
Total Liabilities and Stockholders' Equity	$419,601			$394,702

Net Interest Income - Tax Equivalent Basis*		$14,517			$12,992
Tax Equivalent Adjustment		(323)			(299)
Net Interest Income		$14,194			$12,693

Net Interest Income - Spread*			4.46%			3.89%

Net Interest Income as a % of Total Earning Assets*			4.99%			4.77%
*Tax Equivalent Basis - 34% Rate for the periods dated

INTEREST DIFFERENTIALS
In thousands
							Nine Months Ended
	Third Quarter 2002			Third Quarter 2002			September 30, 2002
		vs			vs			vs
	Second Quarter 2002			Third Quarter 2001			September 30, 2001
	Change due to		Total	Change due to		Total	Change due to		Total
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest Earning Assets:
Interest-Bearing Deposit Accounts	($1)	$4	$3	($41)	($47)	($88)	($2)	($92)	($94)
Federal Funds Sold	(10)	(1)	(11)	(78)	(13)	(91)	(107)	(285)	(392)
Securities:
Taxable	(132)	(29)	(161)	321	(250)	71	1,144	(831)	313
Non-Taxable*	24	(2)	22	17	(15)	2	66	(30)	36
Other Equity Securities	0	0	0	0	(4)	(4)	5	(25)	(20)
Loans	111	(191)	(80)	(133)	(874)	(1,007)	90	(2,032)	(1,942)
Total Interest Income	(8)	(219)	(227)	86	(1,203)	(1,117)	1,196	(3,295)	(2,099)

Interest-Bearing Liabilities:
NOW Accounts	(3)	1	(2)	(8)	(71)	(79)	56	(247)	(191)
Savings Accounts	(2)	1	(1)	18	(122)	(104)	134	(408)	(274)
Money Market Deposit Accounts	11	(5)	6	103	(210)	(107)	309	(835)	(526)
Certificates of Deposits less than $100,000	(19)	(62)	(81)	(215)	(545)	(760)	(346)	(1,749)	(2,095)
Certificates of Deposits greater than $100,000	(11)	(12)	(23)	(67)	(150)	(217)	(67)	(461)	(528)
Other Borrowings	(1)	0	(1)	(3)	0	(3)	(10)	0	(10)
Total Interest Expense	(25)	(77)	(102)	(172)	(1,098)	(1,270)	76	(3,700)	(3,624)
Increase (Decrease) in
Interest Differential	$17	($142)	($125)	$258	($105)	$153	$1,120	$405	$1,525
*Tax Equivalent Basis - 34% Rate for the periods dated

Controls and Procedures

     The Company's chief executive officer and the Bank's chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

Part II

Item 1. Legal Proceedings

     During the normal course of business, the Company is involved in various legal proceedings. In the opinion of management and counsel, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     On September 4, 2002, a Report on Form 8-K was filed by the Company announcing its intention to engage in a merger transaction to be voted on at a special meeting of stockholders expected to be held in November 2002. The purpose of this transaction is to allow the Company to "go private" under federal securities laws. On September 4, 2002, the Company. also mailed a letter to its shareholders announcing its intention to engage in the merger transaction. The Proxy Materials regarding this transaction were mailed to the shareholders and filed with the Securities and Exchange Commission on October 16, 2002.

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

     The financial statements as of December 31, 2001 were examined by Hannis T. Bourgeois, LLP, independent public accountants, who rendered an independent professional opinion. The financial statements as of September 30, 2002 were reviewed by Hannis T. Bourgeois, LLP.

Independent Accountant's Report

October 16, 2002

To the Shareholders and Board of Directors
One American Corp. and Subsidiaries
Vacherie, Louisiana

     We have reviewed the accompanying Consolidated Balance Sheets of One American Corp. and Subsidiaries as of September 30, 2002 and 2001, the related Consolidated Statements of Income for the three and nine month periods then ended, and the related Consolidated Statements of Changes in Stockholders' Equity, and Cash Flows for the nine month periods then ended.

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

One American Corp.

By: /s/ Frank J. Bourgeois
    Frank J. Bourgeois, President

November 14, 2002
Date

CERTIFICATION

I, Frank J. Bourgeois, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of One American Corp.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Frank J. Bourgeois
Frank J. Bourgeois
President and Chief Executive Officer
One American Corp.

CERTIFICATION

I, Nolan P. Falgout III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of One American Corp.
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ Nolan P. Falgout III
Nolan P. Falgout III
Chief Financial Officer
First American Bank and Trust

EXHIBIT 99.1

One American Corp. and Subsidiaries

Certification Pursuant to 18 U.S.C. Code Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of One American Corp. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, Frank J. Bourgeois, President, acting as Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:	November 14, 2002	/s/ Frank J. Bourgeois
President and Chief Executive Officer
One American Corp

EXHIBIT 99.2

One American Corp. and Subsidiaries

Certification Pursuant to 18 U.S.C. Code Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of One American Corp. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, Nolan P. Falgout III, acting as Chief Financial Officer of First American Bank and Trust, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.
Date:	November 14, 2002	/s/ Nolan P. Falgout III
Chief Financial Officer
First American Bank and Trust